Form 10-Q
period 1999-03-31
VANTAS INC
filed 1999-11-15
CIK 834935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number  0-18274

            VANTAS Incorporated (f/k/a Executive Office Group, Inc.)
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         13-3353508
            ------                                         ----------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                               Number)

              90 Park Avenue, Suite 3100, New York, New York 10016
              ----------------------------------------------------
               (Address of principal executive offices - Zip code)

                                 (212) 907-6400
                                 --------------
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      [ ] Yes  [x] No

As of November 15, 1999, 4,901,868 shares of the registrant's Class A Common Stock, par value $.01 per share, were outstanding.

                      VANTAS INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

   Item 1. Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 (unaudited)
       and December 31, 1998 (audited)......................................   3

      Consolidated Statements of Operations for the three months
       ended March 31, 1999 and 1998 (unaudited)............................   4

      Consolidated Statements of Cash Flows for the three months ended
       March 31, 1999 and 1998 (unaudited)..................................   5

      Notes to the Consolidated Financial Statements (unaudited)............   6

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................  10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings
            None

   Item 2. Changes in Securities and Use of Proceeds........................  16

   Item 3. Defaults upon Senior Securities
            None

   Item 4. Submission of Matters to a Vote of Security Holders..............  17

   Item 5. Other Information
            None

   Item 6. Exhibits and Reports on Form 8-K.................................  17

   SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                  March 31,            December 31,
                        ASSETS:                                                                     1999                   1998
                                                                                               -------------          -------------
                                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                                                    $5,129,168             $3,615,087
     Restricted cash                                                                                 688,246             10,000,000
     Accounts receivable, net of allowance for doubtful accounts
         of $484,000 at March 31, 1999 and $401,000 at December 31, 1998                           8,232,690              3,821,175
     Prepaid expenses and other current assets                                                     4,775,748              5,145,682
     Deferred income taxes                                                                         1,146,816                174,000
     Deferred financing costs                                                                        579,219                466,727
                                                                                               -------------          -------------
                         Total current assets                                                     20,551,887             23,222,671

Intangibles, net                                                                                 157,323,564             81,605,181
Property and equipment, net                                                                       39,227,102             23,124,702
Deferred financing costs, net                                                                      3,114,673              2,584,418
Security deposits                                                                                  3,724,217              2,110,952
Other assets, net                                                                                  1,302,257              1,426,526
                                                                                               -------------          -------------

                         Total assets                                                           $225,243,700           $134,074,450
                                                                                               =============          =============

                   LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable and accrued expenses                                                       $13,846,184             $9,578,807
     Capital lease obligations                                                                     2,084,771                731,510
     Deferred rent payable                                                                           798,947                727,619
     Notes payable - bank                                                                          5,500,000              7,875,000
                                                                                               -------------          -------------
                         Total current liabilities                                                22,229,902             18,912,936

Notes payable - bank                                                                              76,387,500             65,125,000
Tenants' security deposits                                                                        16,531,391              8,592,948
Deferred rent payable                                                                              8,098,793              6,607,771
Deferred income taxes                                                                              3,956,016              1,514,000
Capital lease obligations                                                                            743,492                602,153
Other liabilities                                                                                    555,337                     --
                                                                                               -------------          -------------
                         Total liabilities                                                       128,502,431            101,354,808
                                                                                               -------------          -------------

Redeemable Preferred stock, authorized 30,000,000 shares:
     Preferred stock, authorized 30,000,000 shares:
        Series A Convertible, $.01 par value, issued and outstanding
          7,574,711 shares (liquidation preference $12,900,000)                                   14,780,599             14,407,957
        Series B Convertible, $.01 par value, issued and outstanding
          3,222,851 (liquidation preference $15,309,000)                                          16,032,090             15,700,638
        Series C Convertible, $.01 par value, issued and outstanding
          13,325,424 shares (liquidation preference $63,296,000)                                  64,561,680                     --
                                                                                               -------------          -------------
                         Total redeemable preferred stock                                         95,374,369             30,108,595
                                                                                               -------------          -------------

Stockholders' equity:
     Class A Common stock, $.01 par value, authorized 30,000,000 shares,
          issued and outstanding 4,901,868 shares                                                     49,019                 49,019
     Class B Common stock, $.01 par value, authorized 15,000,000 shares                                   --                     --
     Additional paid-in capital                                                                    3,133,608              3,133,608
     Retained earnings (deficit)                                                                    (865,727)               378,420
                                                                                               -------------          -------------
                                                                                                   2,316,900              3,561,047
     Note receivable from issuance of stock                                                         (950,000)              (950,000)
                                                                                               -------------          -------------
                         Total stockholders' equity                                                1,366,900              2,611,047
                                                                                               -------------          -------------

                         Total liabilities and stockholders' equity                             $225,243,700           $134,074,450
                                                                                               =============          =============

          See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                                                   Three months ended March 30,
                                                                                               ------------------------------------
                                                                                                   1999                    1998
                                                                                               ------------            ------------
Business Center Operations:
  Revenues:
      Office rentals                                                                            $27,065,298             $10,202,182
      Support services                                                                           19,522,082               6,768,551
                                                                                               ------------            ------------
                                                                                                 46,587,380              16,970,733
                                                                                               ------------            ------------

  Expenses:
      Rent                                                                                       17,362,946               5,682,387
      Support services                                                                            6,782,151               1,972,422
      Center general and administrative                                                          13,041,588               4,514,673
                                                                                               ------------            ------------
                                                                                                 37,186,685              12,169,482
                                                                                               ------------            ------------

                 Contribution from operation of business centers                                  9,400,695               4,801,251

Other (Expenses) Income:
      Corporate general and administrative                                                       (2,562,382)             (1,216,422)
      Merger and integration charges                                                               (744,454)                     --
      Depreciation and amortization                                                              (2,900,903)               (746,218)
      Interest expense, net                                                                      (1,904,719)               (786,434)
      Managed center income                                                                         187,626                 128,887
      Other income                                                                                       --                  54,767
                                                                                               ------------            ------------
                                                                                                 (7,924,832)             (2,565,420)
                                                                                               ------------            ------------

                 Income before minority interest and income taxes                                 1,475,863               2,235,831

Minority interest in net income of
     consolidated partnerships                                                                           --                (539,964)
                                                                                               ------------            ------------

                 Income before provision for income taxes                                         1,475,863               1,695,867

Provision for income taxes                                                                         (750,000)               (665,000)
                                                                                               ------------            ------------

                 Net income                                                                        $725,863              $1,030,867
                                                                                               ------------            ------------

Accretion of preferred stock                                                                     (1,970,010)               (350,337)
                                                                                               ------------            ------------

                 Net (loss) income applicable to common stock                                   ($1,244,147)               $680,530
                                                                                               ============            ============

Share  information:

   Basic earnings:
     Net (loss) income per common share                                                              ($0.25)                  $0.13
                                                                                               ============            ============

     Weighted average number of common
         shares outstanding                                                                       4,901,868               5,073,468
                                                                                               ============            ============

   Diluted earnings:
     Net (loss) income per common share
                                                                                                     ($0.25)                  $0.08
                                                                                               ============            ============
     Weighted average number of common
         shares outstanding
         common equivalent shares outstanding                                                     4,901,868              13,508,165
                                                                                               ============            ============

          See accompanying Notes to Consolidated Financial Statements

                         ALLIANCE NATIONAL INCORPORATED

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Three Months Ended
                                                                            -------------------------------
                                                                              March 31,          March 31,
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities:
     Net income                                                                 $725,863         $1,030,867
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                        2,900,903            746,218
          Amortization of deferred financing costs                               144,694             96,508
          Provision for doubtful accounts                                        203,261             37,131
          Minority interest in net income of consolidated partnerships                --            539,964
          Deferred rent payable                                                  996,930            222,983
          Deferred credits                                                      (144,224)           (52,927)
          Changes in operating assets and liabilities:
          Accounts receivable                                                 (1,818,051)           496,515
          Prepaid expenses and other current assets                              545,959           (179,734)
          Security deposits and other assets                                    (105,647)           (24,771)
          Accounts payable and accrued expenses                               (2,525,246)          (118,513)
          Income taxes payable                                                   759,819            383,704
          Tenants' security deposits                                           2,044,970            508,919
                                                                            ------------       ------------
                     Net cash provided by operating activities                 3,729,231          3,686,864
                                                                            ------------       ------------

Cash flows from investing activities:
     Acquisition of net assets of business centers                           (22,062,663)       (13,844,021)
     Proceeds from acquisitions                                                8,400,000                 --
     Purchases of property and equipment                                      (5,961,316)          (888,631)
     Restricted cash                                                          10,000,000                 --
                                                                            ------------       ------------
                     Net cash used in investing activities                    (9,623,979)       (14,732,652)
                                                                            ------------       ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                 15,950,000         14,969,000
     Payments on borrowings                                                   (7,062,500)          (801,715)
     Deferred financing costs                                                   (787,441)           (24,693)
     Payments of capital leases                                                 (691,230)          (130,774)
     Distributions to minority partners                                               --           (558,030)
     Proceeds from exercise of common stock options                                   --            210,000
                                                                            ------------       ------------
                     Net cash provided by financing activities                 7,408,829         13,663,788
                                                                            ------------       ------------

Net increase in cash                                                           1,514,081          2,618,000
Cash at beginning of period                                                    3,615,087          2,206,483
                                                                            ------------       ------------
                     Cash at end of period                                    $5,129,168         $4,824,483
                                                                            ============       ============

          See accompanying Notes to Consolidated Financial Statements

                      VANTAS Incorporated and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The consolidated financial statements for the three month periods ended March 31, 1999 and 1998 have been prepared by VANTAS Incorporated and Subsidiaries (the "Company") (formerly ALLIANCE NATIONAL Incorporated, and, prior to that, Executive Office Group, Inc.) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. The December 31, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Transition Report. Results for interim periods are not necessarily indicative of results for a full year.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

      Effective January 1, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned 39 business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock"), and the Company received $8.4 million in cash.

      In connection with the Mergers, the Company authorized 15,000,000 shares of Series C Preferred Stock, which ranks on parity with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock ("Series A Preferred Stock" and "Series B Preferred Stock", respectively). In connection with the issuance of the Series C Preferred Stock, the terms of the Series A Preferred Stock and Series B Preferred Stock were modified in certain respects, including with respect to the elimination of redemption rights. Except for certain class voting rights and except for the conversion feature described below, the Series C Preferred Stock has substantially identical terms as the Series A Preferred Stock and Series B Preferred Stock. If the original holders of the Series

C Preferred Stock or certain of their permitted transferees are the holders of the Series C Preferred Stock at the time of conversion thereof, the Series C Preferred Stock will be converted into Class B Common Stock ("Class B Common Stock") which will have identical terms and conditions as the Company's Class A Common Stock ("Class A Common Stock"), (formerly the Common Stock) except that such Class B Common Stock will carry the right to elect a specified number of directors, not to exceed four, following an initial public offering.

      The Company incurred merger and integration costs of approximately $.7 million during the three months ended March 31, 1999, in connection with the Mergers. Such charges consist primarily of severance payments and other transaction related costs.

      The Company's effective tax rate (which is the provision for income taxes as a percentage of pre-tax income) for the three months ended March 31, 1999 has increased as compared to the comparable period of the prior year, primarily due to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

      In addition to the Mergers described above, the Company acquired 22 business centers, in 4 acquisitions, for an aggregate purchase price of $23.1 million during the three months ended March 31, 1999. For the three months ended March 31, 1999, all material acquisitions were completed as of the beginning of the period.

      The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended March 31, 1998, adjusted to give effect to the Mergers and the acquisitions noted above as of January 1, 1998.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                        Three months ended March 31,
                                                   1998
                                                   ----

Revenues                                      $34,233,000
Net income                                      2,052,000
Net income applicable to common stock             436,000
Basic  income per common share                        .09
Diluted income per common share                       .04

3. Earnings Per Share

      The following table sets forth the computation of basic and diluted (loss) income per common share for the three month period ended March 31:

                                                           Three Months
                                                        1999           1998
                                                    ------------   ------------
Numerator:
     Net income                                     $    725,863   $  1,030,867
     Accretion of preferred stock                     (1,970,010)      (350,337)
                                                    ------------   ------------

         Numerator for basic (loss) income
               per share-(loss) income applicable
               to common stock                        (1,244,147)       680,530

  Effect of dilutive securities:
     Accretion of preferred stock                             --        350,337
                                                    ------------   ------------

         Numerator for diluted (loss) income
              per share-(loss) income applicable
              to common stock after assumed
              conversions                           $ (1,244,147)  $  1,030,867

Denominator:
         Denominator for basic income (loss)
              per share-weighted average shares        4,901,868      5,073,468

Effect of dilutive securities:
              Stock options                                   --        504,911
              Warrants                                        --        355,075
              Convertible preferred stock                     --      7,574,711
                                                    ------------   ------------
              Dilutive potential common shares         4,901,868      8,434,697

         Denominator for dilutive income (loss)
              per share-adjusted weighted average
              shares and assumed conversions           4,901,868     13,508,165
                                                    ============   ============

      Options and warrants to purchase 1,633,456 shares of common stock were outstanding for the three months ended March 31, 1999 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Additionally, 24,122,986 shares of Convertible Preferred Stock were outstanding for the three months ended March 31, 1999 but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

4. Subsequent Events

      On July 19, 1999, the Company increased the authorized shares of its common stock from 45 million to 61 million, of which 41 million and 20 million are designated Class A Common Stock and Class B Common Stock, respectively.

      Effective August 3, 1999, the Company increased its $100 million credit facility (the "Credit Facility") with various lending institutions to approximately $158 million. The Credit Facility provides for a $5 million acquisition loan commitment, $128 million in term loans, and a $25 million revolving loan commitment, including a sub-limit of $15 million for letters of credit. Interest on each commitment ranges from LIBOR plus 3.0% to LIBOR plus 3.75% for one, three or six month periods at the election of the Company. The Credit Facility provides for a commitment fee of 1/2 of 1.0% per annum on the unused portion thereof.

      In August 1999, the Company authorized 5,200,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock"). The Company has issued 5,109,873 shares for net proceeds of approximately $26.8 million. The Series D Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock has a liquidation preference of $5.25 per share, which is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock ranks pari passu with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock"), and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series D Preferred Stock is convertible into the Company's Class B Common Stock on a one-for-one basis, or at the election of the shareholder into the Company's Class A Common Stock, subject to the EBITDA adjustment described above.

      In August 1999, the Company authorized 1,000,000 shares of Series E Preferred Stock. The Company has issued 604,413 shares for net proceeds of approximately $3.1 million. The Series E Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock has a liquidation preference of $5.25 per share, and is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock ranks pari passu with the Company's Series D Preferred Stock, and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series E Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis, subject to the EBITDA adjustment described above.

      Subsequent to March 31, 1999, the Company acquired 28 business centers, in 8 acquisitions, for an aggregate purchase price of $30.2 million.

      As of November 15, 1999, the Company has executed letters of intent and definitive agreements to acquire 2 business centers for an aggregate purchase price of approximately $1.5 million. These transactions will be accounted for under the purchase method of accounting.

      Reckson Services Industries, Inc. ("RSI"), a holder of approximately 35.0% of the Company's outstanding capital stock, has entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Company's Board of Directors, relating to the purchase of all or part of such shareholders' capital stock in the Company. Upon consummation of the purchases contemplated by these agreements, which is currently expected to occur between November, 1999 and February, 2000, RSI is expected to own between 67% and 87% of the Company's outstanding capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

      As of March 31, 1999, the Company owns and operates 165 business centers in 26 states, the District of Columbia, and France. This includes 7 business centers, which were under development and none of which were open for nine months or less (collectively "Developing Centers") as of March 31, 1999. Additionally, the Company manages 5 business centers for unrelated third parties. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and in certain cases video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

      The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby it has acquired or merged with 29 entities, which were comprised of 155 business centers with a total cost of approximately $175.5 million. During the three months ended March 31, 1999 and 1998, the Company acquired 61 and 23 business centers with a cost of approximately $81.4 million and $21.0 million, respectively.

      In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. For the three months ended March 31, 1999, there were 7 Developing Centers as compared to 2 for the same comparable period in 1998.

      These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Total business center revenues for the three months ended March 31, 1999 were $46.6 million representing an increase of $29.6 million or 174.5% from the corresponding period in 1998.

      Business centers that were acquired after January 1, 1998 ("Acquired Centers") had revenues for the three months ended March 31, 1999 and 1998 of $30.6 million and $2.0 million, representing an increase of $28.6 million from the corresponding period in 1998. This increase in revenues resulted primarily from an increase in the number of business centers acquired as compared to the comparable period of the prior year.

      Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the three months ended March 31, 1999 of $16.0 million, an increase of $1.4 million, or 9.6%, from the corresponding period in 1998. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $.7 million, or 8.0%, is attributable to more favorable office pricing. The increase in support service revenues of $.7 million, or 12.1%, from the corresponding period in 1998 is partially attributable to an increase in broadband internet access, information technology support services and administrative support services.

      There was no Developing Center revenue for the three months ended March 31, 1999. Developing Center revenues amounted to $.4 million for the three months ended March 31, 1998. During 1998 there were 2 Developing Centers that were open.

EXPENSES. Total business center expenses for the three months ended March 31, 1999 were $37.2 million, representing an increase of $25.0 million or 205.6% from the corresponding period in 1998.

      Acquired Center expenses for the three months ended March 31, 1999 and 1998 were $25.4 million and $1.4 million respectively, representing an increase of $24.0 million from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Center expenses for the three months ended March 31, 1999 were $11.7 million, an increase of $1.3 million or 12.5% from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rent increases and support service expenses associated with increased greater support service revenues and higher telecommunication charges which were partially recovered in subsequent periods.

      Developing Center expenses for the three months ended March 31, 1999 were $.1 million, a decrease of $.3 million from the corresponding period in 1998.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended March 31, 1999, COBC was $9.4 million as compared to $4.8 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 20.2% for the three months ended March 31, 1999 as compared to 28.3% for the corresponding period in 1998. The decrease in overall business center COBC Margin of 8.1% from 1998, is primarily attributable to the significant increase in Acquired Centers revenue and its associated lower COBC Margin. COBC Margin from Acquired Centers is 17.0% as compared to Same Center COBC Margins of 26.9%.

      Acquired Center COBC was $5.2 million for the three months ended March 31, 1999, an increase of $4.6 million from the corresponding period in 1998. The COBC Margin from Acquired Centers for the three months ended March 31, 1999 was 17.0% as compared to 30.0% for the same comparable period. The decrease of 13.0% in COBC Margin from 1998 is primarily attributable to lower occupancy levels associated with the greater number of recently developed centers acquired during the three months ended March 31, 1999 as compared to the same period in 1998.

      Same Center COBC was $4.3 million for the three months ended March 31, 1999 as compared to $4.2 million for the corresponding period in 1998. The COBC Margin from Same Centers for the three months ended March 31, 1999 was 26.9% as compared 28.8% for the corresponding period in 1998. The decrease is primarily attributable to higher rent expense and telecommunication charges which were partially recovered in subsequent periods.

      In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for the Company to integrate these Acquired Centers into its existing operations and apply the Company's management philosophy, policies and procedures, and maximize the Company's concentrated marketing efforts, which should produce greater occupancy and support services revenue.

      Developing Centers generated a loss from operations for the three months ended March 31, 1999 of $.1 million.

OTHER EXPENSES, NET. For the three months ended March 31, 1999, other expenses, net, were $7.9 million, representing an increase of $5.4 million or 208.9% from the corresponding period in 1998. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $1.3 million, $2.2 million and $1.1 million or 110.6%, 288.7% and 142.2%, respectively. Additionally, the Company incurred merger and integration charges of $.7 million related to one-time costs associated with the Mergers.

      The increase in corporate general and administrative expenses was attributable to increases in corporate office personnel, related office expansion and consulting fees related to the selection of the Company's new enterprise resource program. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Mergers and the Company's other acquisitions. It is also attributable to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Developing and Same Centers. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense incurred as the Company continued to fund its acquisitions.

MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income. Minority interest in the net income of the consolidated partnerships for the three months ended March 31, 1998 was $.5 million.

INCOME TAXES. The Company's effective income tax rate was 50.8% during the three months ended March 31, 1999 as compared to 39.3% at March 31, 1998. This increase is attributable to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

NET INCOME. Net income for the three months ended March 31, 1999 was $.7 million as compared to $1.0 million for the same period in 1998.

      Accretion of the stated return on investment on the Company's redeemable preferred stock for the three months ended March 31, 1999 was $2.0 million, representing an increase of $1.6 million or 462.3% from the corresponding period in 1998. This increase is primarily the result of the Company's issuance of Series C Convertible Preferred Stock in January 1999. This activity coupled with the compounded growth of previous issuances of preferred stock accounted for the total increase over the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has primarily relied upon cash flows generated from operations, borrowings from its lenders and sales of its securities to satisfy its liquidity and capital requirements. Principal liquidity needs have included the acquisition and development of new business centers, debt service requirements and other capital expenditures necessary to maintain existing business centers and upgrade and build the corporate infrastructure to manage the Company's operations effectively.

      The Company had a working capital deficit of $1.7 million at March 31, 1999 as compared to working capital of $4.3 million at December 31, 1998. This decrease in working capital arose principally from the Company utilizing approximately $9.3 million of its restricted cash to fund permitted acquisitions in accordance with the terms of its credit facility.

      Cash provided by operating activities remained consistent at $3.7 million for the three months ended March 31, 1999 and 1998.

      Cash used in investing activities for the three months ended March 31, 1999 and 1998 was $9.6 and $14.7 million, respectively, a decrease of $5.1 million for the 1999 period. This decrease is attributable to the restricted cash permitted to be drawn upon, partially offset by the deployment of resources to expand the technology base at its business centers and its corporate offices.

      Cash provided by financing activities for the three months ended March 31, 1999 was $7.4 million, representing a decrease of $6.2 million from the corresponding period in 1998. This decrease is attributable to principal payments required to be made under the credit facility in 1999.

      On August 3, 1999, the Company completed a transaction, which increased its $100.0 million credit facility (the amended and restated "Credit Facility") to $157.9 million. Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.0% (8.4375% at November 15, 1999) to LIBOR plus 3.75% (9.1875% at November 15, 1999) for a one, three or six month period at the election of the Company. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. Borrowings under the Credit Facility are formula based and available up to the maximum amount of the Credit Facility. As of March 31, 1999, there were $81.9 million in borrowings and $1.6 million in standby letters of credit outstanding under the Credit Facility. The Credit Facility also contains certain financial covenants, one of which requires the Company not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At March 31, 1999, the Company was in compliance with all of its covenants.

      The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations. In addition, the Company anticipates that cash on hand, availability under its Credit Facility, issuance of equity, as well as other debt alternatives, will provide the necessary capital required by the Company to continue in its growth strategy, through the acquisition and development of business centers.

IMPACT OF YEAR 2000

      The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

      The following information is as of November 15, 1999. The
Company has completed the inventory, assessment and, except as described below, necessary modifications or replacements of all of its informational systems (such as accounting, billing and payroll) and operational systems (such as telephone and voicemail systems, personal computers, copiers and fax machines located at the Company's business centers) for the purpose of ensuring that such systems are Year 2000 compliant. Except as described below, the Company has completed testing on all of its informational systems and substantially all of its operational systems. As a result of these efforts, the Company believes that such systems are Year 2000 compliant. The Company is in the process of modifying or replacing, as necessary, and testing of certain of its operational systems relating to its international operations. The completion of the remaining items of the Company's Year 2000 project is expected to occur in December, 1999, which is prior to any anticipated impact on the Company's operational systems.

      The Company has sought assurances from its third party suppliers and vendors (e.g., landlords where business centers are located) that the informational and operational systems of such third parties are also Year 2000 compliant. During the course of November 1999, the Company will have further communications with those third parties who have not responded or who responded that they were not yet Year 2000 compliant. However, the Company cannot guarantee that such third parties' systems will be Year 2000 compliant.

      As of September 30, 1999, total costs related to the Year 2000 issue were approximately $3.3 million. The Company estimates that it will incur approximately $.4 million in additional costs in the final quarter of 1999.

      In a "worst case" scenario, the Company believes that failure of operational systems, such as building management and mechanical systems, would result in inconveniences to the Company's clients which might include no elevator service, lighting, entry or egress and the generating of invoices. This may be alleviated in certain cases by manual overrides of such systems by building management. Further, the failure of telephony service provided by third parties could result in disruption to the client's ability to transact business. Lastly, if any of the Company's information systems were to become temporarily disabled, the Company would be required to process transactions manually until the systems were fixed.

      The Company has developed contingency plans designed to identify possible alternatives which could be used in the event of a disruption in the delivery of essential services and to minimize the effect of such a disruption.

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q for the three months ended March 31, 1999, together with other statements and information publicly disseminated by the Company contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of the Company, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of the Company and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk facing the Company is interest rate risk on its Credit Facility. As of March 31, 1999, the Company hedged interest rate risk using financial instruments for a limited amount of its outstanding debt. Pursuant to the August 1999 amendments, the Credit Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of the Company. The rate of interest on the Credit Facility will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest under the Credit Facility.

      Based on variable rate debt levels, a 10% change in market interest rates (54 basis points on a weighted average) would have an approximate 6% impact on the Company's interest expense, net.

      The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 1999, the Company had no other material exposure to market risk.

                                     PART II

                                OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) On January 9, 1999, the Company increased the authorized shares of its common stock from 35 million to 45 million, of which 30 million and 15 million are designated as Class A Common Stock and Class B Common Stock, respectively.

      (b) None.

      (c) On January 9, 1999, the Company issued 13,325,424 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") in connection with the mergers of InterOffice Superholdings Corporation and Reckson Executive Centers with and into wholly owned subsidiaries of the Company. The shares were issued to the former shareholders of such entities as consideration in connection with the mergers. The Company issued these securities pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The issuance was made to a limited number of persons, all of whom were accredited investors (as defined in Rule 501 promulgated under the Act). The terms of the Series C Preferred provide for (1) automatic conversion into shares of the Company's Class A Common Stock ("Class A Common Stock") or, in certain cases the Company's Class B Common Stock ("Class B Common Stock"), in the event of an initial public offering of the Company's capital stock and (2) conversion at the option of the holder, in whole or in part, at any time into Class A Common Stock or, in certain cases, Class B Common Stock. The conversion rate is currently one to one, but such rate is subject to adjustment in the event of certain dilutive events.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 9, 1999, an action by written consent was executed by holders of 25,302,966 shares of the Company's outstanding voting capital stock, representing 82.2% of such outstanding voting capital stock, pursuant to which the following persons were elected as the Company's Board of Directors: David Beale, G. Lee Bohs, Arnold Cohen, Jon Halpern, Louis Perlman, William Phillips, Scott Rechler, David Warnock, Arnold Widder and Henry Wilson.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

      (a)   Exhibits(1)

            Exhibit Number          Description
            --------------          -----------

            3.1                     Amended and Restated Articles of
                                    Incorporation

            3.2 Fifth Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock

            3.3 Second Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock

            3.4 Amended and Restated Certificate of Designation of Series C Convertible Preferred Stock

            3.5                     Certificate of Designation of Series D
                                    Convertible Preferred Stock

            3.6 Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock

            3.7                     By-laws and Amendments

            4.1                     Fifth Amended and Restated Stockholders
                                    Agreement

            10.1 Amended and Restated Credit Agreement by and among the Company, Various Banks and Paribas

            10.2                    Employment Agreement with David W. Beale

            10.3                    Employment Agreement with Alan Langer

            10.4                    Employment Agreement with T.J. Tison

            10.5                    Employment Agreement with Stephen Fowler

----------
(1) All exhibits other than Exhibit 27 were previously filed as exhibits to the Company's Form 10-Q for the period ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999 and are incorporated herein by reference.

            10.6 Agreement, dated as of October 29, 1999, by and among David Beale, Reckson Service Industries, Inc. and the Company

            10.7 Agreement, dated as of October 29, 1999, by and among Alan Langer, Reckson Service Industries, Inc. and the Company

            10.8 Agreement, dated as of October 29, 1999, by and among Mitchell Knecht, Reckson Service Industries, Inc. and the Company

            10.9                    Promissory Note of David Beale

            10.10                   1999 Stock Option Plan

            10.11                   1996 Stock Option Plan

            27                      Financial Data Schedules

      (b)   Reports on Form 8-K

            None.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VANTAS Incorporated


November 15, 1999                /s/ David W. Beale
--------------------             --------------------------------------
       Date                          David W. Beale
                                     President, Chief Executive Officer


November 15, 1999                /s/ Alan Langer
--------------------             --------------------------------------
       Date                          Alan Langer
                                     Executive Vice President, Chief
                                     Financial Officer, and
                                     Principal Accounting Officer