Form 10-Q
period 1999-06-30
VANTAS INC
filed 1999-11-15
CIK 834935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission File Number 0-18274

            VANTAS Incorporated (f/k/a Executive Office Group, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         13-3353508
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                               Number)

              90 Park Avenue, Suite 3100, New York, New York 10016
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                 (212) 907-6400
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      |_| Yes   |X| No

As of November 15, 1999, 4,901,868 shares of the registrant's Class A Common Stock, par value $ .01 per share, were outstanding.

                      VANTAS INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

   Item 1. Financial Statements

      Consolidated Balance Sheets as of June 30, 1999 (unaudited)
       and December 31, 1998 (audited)........................................ 3

      Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 (unaudited)................ 4

      Consolidated Statements of Cash Flows for the six months ended
       June 30, 1999 and 1998 (unaudited)..................................... 5

      Notes to the Consolidated Financial Statements (unaudited).............. 6

   Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings
                  None

   Item 2. Changes in Securities and Use of Proceeds
                  None

   Item 3. Defaults upon Senior Securities
                  None

   Item 4. Submission of Matters to a Vote of Security Holders
                  None

   Item 5. Other Information
                  None

   Item 6. Exhibits and Reports on Form 8-K...................................19

   SIGNATURES

                               PART I

                       FINANCIAL INFORMATION

Item 1. Financial Statements


                      VANTAS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                     June 30,          December 31,
                              ASSETS:                                                                  1999                1998
                                                                                                  -------------       -------------
                                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                                       $2,002,516          $3,615,087
     Restricted cash                                                                                  1,253,371          10,000,000
     Accounts receivable, net of allowance for doubtful accounts
          of $686,000 at June 30, 1999 and $401,000 at December 31, 1998, respectively                7,730,706           3,821,175
     Prepaid expenses and other current assets                                                        6,066,916           5,145,682
     Deferred income taxes                                                                            1,146,816             174,000
     Deferred financing costs                                                                           592,356             466,727
                                                                                                  -------------       -------------
                             Total current assets                                                    18,792,681          23,222,671

Intangibles, net                                                                                    179,681,076          81,605,181
Property and equipment, net                                                                          49,138,215          23,124,702
Deferred financing costs, net                                                                         3,073,098           2,584,418
Security deposits                                                                                     3,621,132           2,110,952
Other assets, net                                                                                     3,472,218           1,426,526
                                                                                                  -------------       -------------

                             Total assets                                                          $257,778,420        $134,074,450
                                                                                                  =============       =============

                     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
     Accounts payable and accrued expenses                                                          $16,096,590          $9,578,807
     Capital lease obligations                                                                        1,846,903             731,510
     Deferred rent payable                                                                            1,200,815             727,619
     Notes payable - other                                                                            6,000,000                  --
     Notes payable - bank                                                                             6,925,000           7,875,000
                                                                                                  -------------       -------------
                             Total current liabilities                                               32,069,308          18,912,936

Notes payable - bank                                                                                 84,750,000          65,125,000
Acquisitions payable                                                                                  6,643,864                  --
Tenants' security deposits                                                                           17,627,847           8,592,948
Deferred rent payable                                                                                13,748,316           6,607,771
Deferred income taxes                                                                                 3,956,016           1,514,000
Capital lease obligations                                                                               752,062             602,153
Other liabilities                                                                                     1,052,518                  --
                                                                                                  -------------       -------------
                             Total liabilities                                                      160,599,931         101,354,808
                                                                                                  -------------       -------------

Preferred stock, authorized 30,000,000 shares:
     Series A Convertible, $.01 par value, issued and outstanding
       7,574,711 shares (liquidation preference $12,900,000)                                         15,153,241          14,407,957
     Series B Convertible, $.01 par value, issued and outstanding
       3,222,851 shares (liquidation preference $15,309,000)                                         16,376,649          15,700,638
     Series C Convertible, $.01 par value, issued and outstanding
       13,325,424 shares at June 30, 1999 (liquidation preference $63,296,000)                       65,714,381                  --
                                                                                                  -------------       -------------
                                                                                                     97,244,271          30,108,595
                                                                                                  -------------       -------------

Stockholders' equity (deficit):
     Class A Common stock, $.01 par value, authorized 35,000,000 shares,
          issued and outstanding 4,901,868 shares                                                        49,019              49,019
     Additional paid-in capital                                                                       3,133,608           3,133,608
     Retained earnings (deficit)                                                                     (2,298,409)            378,420
                                                                                                  -------------       -------------
                                                                                                        884,218           3,561,047
     Note receivable from issuance of stock                                                            (950,000)           (950,000)
                                                                                                  -------------       -------------
                             Total stockholders' equity (deficit)                                       (65,782)          2,611,047
                                                                                                  -------------       -------------

                             Total liabilities and stockholders' equity (deficit)                  $257,778,420        $134,074,450
                                                                                                  =============       =============

          See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                       Three months ended June 30,       Six months ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                            1999           1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Business Center Operations:
  Revenues:
      Office rentals                                                    $30,571,559     $12,997,663     $57,636,857     $23,199,845
      Support services                                                   21,767,664       9,390,003      41,289,746      16,158,554
                                                                       ------------    ------------    ------------    ------------
                                                                         52,339,223      22,387,666      98,926,603      39,358,399
                                                                       ------------    ------------    ------------    ------------

  Expenses:
      Rent                                                               20,111,485       7,218,146      37,474,431      12,900,533
      Support services                                                    7,611,480       3,059,860      14,393,631       5,032,282
      Center general and administrative                                  14,773,359       6,457,771      27,814,947      10,972,444
                                                                       ------------    ------------    ------------    ------------
                                                                         42,496,324      16,735,777      79,683,009      28,905,259
                                                                       ------------    ------------    ------------    ------------

                 Contribution from operation of business centers          9,842,899       5,651,889      19,243,594      10,453,140
                                                                       ------------    ------------    ------------    ------------

Other (Expenses) Income:
      Corporate general and administrative                               (2,626,436)     (1,527,444)     (5,188,818)     (2,743,866)
      Merger and integration charges                                       (640,527)             --      (1,384,981)             --
      Depreciation and amortization                                      (3,352,770)     (1,431,206)     (6,253,673)     (2,177,424)
      Interest expense, net                                              (2,340,570)     (1,307,008)     (4,245,289)     (2,093,442)
      Managed center income                                                 214,155         212,294         401,781         341,181
      Other income                                                           34,684          21,428          34,684          76,195
                                                                       ------------    ------------    ------------    ------------
                                                                         (8,711,464)     (4,031,936)    (16,636,296)     (6,597,356)
                                                                       ------------    ------------    ------------    ------------

                     Income before minority interest and
                         income taxes                                     1,131,435       1,619,953       2,607,298       3,855,784

Minority interest in net (income) loss of
     consolidated partnerships                                                   --         208,877              --        (331,087)
                                                                       ------------    ------------    ------------    ------------

                    Income before provision for income taxes              1,131,435       1,828,830       2,607,298       3,524,697

Provision for income taxes                                                 (581,000)       (730,000)     (1,331,000)     (1,395,000)
                                                                       ------------    ------------    ------------    ------------

                    Net income                                             $550,435      $1,098,830      $1,276,298      $2,129,697
                                                                       ------------    ------------    ------------    ------------

Accretion of preferred stock                                             (1,983,117)       (538,652)     (3,953,127)       (888,989)
                                                                       ------------    ------------    ------------    ------------

                    Net (loss) income applicable to common stock        ($1,432,682)     $  560,178     ($2,676,829)     $1,240,708
                                                                       ============    ============    ============    ============

Share  information:

   Basic earnings:
     Net (loss) income per common share                                      ($0.29)          $0.11          ($0.55)          $0.24
                                                                       ============    ============    ============    ============

     Weighted average number of common
         shares outstanding                                               4,901,868       4,960,735       4,901,868       5,064,601
                                                                       ============    ============    ============    ============

   Diluted earnings:
     Net (loss) income per common share                                      ($0.29)          $0.06          ($0.55)          $0.14
                                                                       ============    ============    ============    ============

     Weighted average number of common
         shares outstanding                                               4,901,868      14,621,155       4,901,868      14,058,612
                                                                       ============    ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Six Months Ended
                                                                                  -----------------------------------
                                                                                    June 30,               June 30,
                                                                                      1999                   1998
                                                                                  ------------           ------------
Cash flows from operating activities:
     Net income                                                                     $1,276,298             $2,129,697
     Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation and amortization                                            6,253,673              2,177,424
            Amortization of deferred financing costs                                   290,553                211,304
            Deferred income taxes                                                           --              1,389,100
            Provision for doubtful accounts                                            211,358                274,012
            Minority interest in net income of consolidated partnerships                    --                331,087
            Deferred rent payable                                                    2,469,589                472,861
            Deferred credits                                                            53,742               (135,790)
            Non-cash interest expense                                                       --                118,133
            Changes in operating assets and liabilities:
              Accounts receivable                                                   (1,026,730)              (753,836)
              Prepaid expenses and other current assets                               (684,312)              (572,752)
              Security deposits and other assets                                        61,672               (132,120)
              Accounts payable and accrued expenses                                    (35,747)             1,291,732
              Income taxes payable                                                     591,695               (484,477)
              Tenants' security deposits                                             1,930,155                768,510
                                                                                  ------------           ------------
                         Net cash provided by operating activities                  11,391,946              7,084,885
                                                                                  ------------           ------------

Cash flows from investing activities:
     Acquisition of net assets of business centers                                 (40,456,146)           (19,705,312)
     Proceeds from acquisitions                                                      8,400,000                     --
     Purchases of property and equipment                                           (13,310,664)            (4,691,695)
     Restricted cash                                                                10,000,000                     --
                                                                                  ------------           ------------
                         Net cash used in investing activities                     (35,366,810)           (24,397,007)
                                                                                  ------------           ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                       35,200,000             21,529,000
     Repayments on borrowings                                                      (10,525,000)            (6,551,099)
     Deferred financing costs                                                         (904,862)              (546,625)
     Payments of capital leases                                                     (1,294,630)              (338,186)
     Distributions to minority partners                                                     --               (745,980)
     Proceeds from exercise of common stock options                                         --                210,000
     Purchase and retirement of common and preferred stock                                  --               (415,917)
     Proceeds from issuance of preferred stock, net of issuance costs                       --              7,874,400
     Preferred stock issuance costs                                                   (113,215)                    --
                                                                                  ------------           ------------
                         Net cash provided by financing activities                  22,362,293             21,015,593
                                                                                  ------------           ------------

Net (decrease) increase in cash                                                     (1,612,571)             3,703,471
Cash at beginning of period                                                          3,615,087              2,206,483
                                                                                  ------------           ------------
                         Cash at end of period                                      $2,002,516             $5,909,954
                                                                                  ============           ============

          See accompanying Notes to Consolidated Financial Statements

                VANTAS Incorporated and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The consolidated financial statements for the three and six month periods ended June 30, 1999 and 1998 have been prepared by VANTAS Incorporated and Subsidiaries (the "Company") (formerly ALLIANCE NATIONAL Incorporated, and, prior to that, Executive Office Group, Inc.) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. The December 31, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Transition Report. Results for interim periods are not necessarily indicative of results for a full year.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

      Effective January 1, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned 39 business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the Company received $8.4 million in cash.

      In connection with the Mergers, the Company authorized 15,000,000 shares of Series C Preferred Stock, which ranks on parity with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock ("Series A Preferred Stock" and "Series B Preferred Stock", respectively). In connection with the issuance of the Series C Preferred Stock, the terms of the Series A Preferred Stock and Series B Preferred Stock were modified in certain respects, including with respect to the elimination of redemption rights. Except for certain class voting rights and except for the conversion feature described below, the Series C Preferred Stock has substantially identical terms as the Series A Preferred Stock and Series B Preferred Stock. If the original holders of the Series C Preferred Stock or certain of their permitted transferees are the holders of the Series C Preferred Stock at the time of conversion thereof, the Series C Preferred Stock will be converted into Class B Common Stock ("Class B Common Stock") which will have identical terms and conditions as the Company's Class A Common Stock ("Class A Common Stock") (formerly the Common Stock), except that such Class B Common Stock will carry the right to elect a specified number of directors, not to exceed four, following an initial public offering.

      The Company incurred merger and integration costs of approximately $ .6 million and $1.4 million during the three and six months ended June 30, 1999, respectively, in connection with the Mergers. Such charges consist primarily of severance payments and other transaction related costs.

      The Company's effective tax rate (which is the provision for income taxes as a percentage of pre-tax income) for the three and six months ended June 30, 1999 has increased as compared to the comparable periods of the prior year, primarily due to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

      In addition to the Mergers described above, the Company acquired 39 business centers, in 7 acquisitions, for an aggregate purchase price of $44.8 million during for the six month period ended June 30, 1999.

      The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six months ended June 30, 1999 and 1998, adjusted to give effect to the Mergers and the acquisitions noted above as of January 1, 1998.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                  Six months ended June 30,
                                                   1999               1998
                                                   ----               ----

Revenues                                      $ 106,257,000      $ 85,024,000
Net income                                          826,000         4,622,000
Net (loss) income applicable to common stock     (3,127,127)        1,201,180
Basic (loss) income per common share                   (.64)              .24
Diluted (loss) income per common share                 (.64)              .14

3. Earnings Per Share

      The following table sets forth the computation of basic and diluted income
(loss) per common share for the periods ended June 30:

                                                                          Three Months                         Six Months
                                                                     1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
Numerator:
     Net income                                                  $    550,435      $  1,098,830      $  1,276,298      $  2,129,697
     Accretion of preferred stock                                  (1,983,117)         (538,652)       (3,953,127)         (888,989)
                                                                 ------------      ------------      ------------      ------------

Numerator for basic (loss) income
               per share-(loss) income applicable
               to common stock                                   $ (1,432,682)     $    560,178      $ (2,676,829)     $  1,240,708

Effect of dilutive securities:
     Accretion of preferred stock                                          --           350,338                --           700,675
                                                                 ------------      ------------      ------------      ------------
            Numerator for diluted (loss) income
              per share-(loss) income applicable
              to common stock after assumed
              conversions                                        $ (1,432,682)     $    910,516      $ (2,676,829)     $  1,941,383

Denominator:
         Denominator for basic income (loss)
              per share-weighted average shares                     4,901,868         4,960,735         4,901,868         5,064,601

Effect of dilutive securities:
            Stock options                                                  --         1,220,542                --           804,728
            Warrants                                                       --           865,167                --           614,572
            Convertible preferred stock                                    --         7,574,711                --         7,574,711
                                                                 ------------      ------------      ------------      ------------
            Dilutive potential common shares                               --         9,660,420                --         9,994,011

            Denominator for dilutive income (loss)
              per share-adjusted weighted average
              shares and assumed conversions                        4,901,868        14,621,155         4,901,868        14,058,612
                                                                 ============      ============      ============      ============

      Options and warrants to purchase 5,775,706 and 137,130 shares of common stock were outstanding for the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Additionally, 24,122,986 and 3,222,851 shares of Convertible Preferred Stock were outstanding for the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

4. Note Payable - Other

      In June 1999, the Company entered into a $6.0 million Subordinated Promissory Note payable to Reckson Services Industries, Inc. ("RSI"or the "RSI Note"), a related party. Such note bore interest at the rate of 15.0% per annum.

      The RSI Note was fully satisfied from proceeds raised through the issuance of the Company's Series D Convertible Preferred Stock described below (See Note
5).

5. Subsequent Events

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

      Subsequent to June 30, 1999, the Company acquired 11 business centers, in 5 acquisitions, for an aggregate purchase price of $8.5 million.

      As of November 15, 1999 the Company currently has executed letters of intent and definitive agreements to acquire 2 business centers for an aggregate purchase price of approximately $1.5 million. These transactions will be accounted for under the purchase method of accounting.

      RSI, a holder of approximately 35.0% of the Company's outstanding capital stock, has entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Company's Board of Directors, relating to the purchase of all or part of such shareholders' capital stock in the Company. Upon consummation of the purchases contemplated by these agreements, which is currently expected to occur between November, 1999 and February, 2000, RSI is expected to own between 67% and 87% of the Company's outstanding capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

      As of June 30, 1999, the Company owns and operates 186 business centers in 27 states, the District of Columbia, and France. This includes 7 business centers which were under development and 3 open business centers which were open for nine months or less (collectively "Developing Centers") as of June 30, 1999. Additionally, the Company manages 5 business centers for unrelated third parties. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

      The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby, as of June 30, 1999, it has acquired or merged with 32 entities, which were comprised of 172 business centers with a total cost of approximately $197.2 million. During the three months ended June 30, 1999 and 1998, the Company acquired 17 and 9 business centers with a cost of approximately $21.7 million and $8.3 million, respectively. During the six months ended June 30, 1999 and 1998, the Company acquired 78 and 32 centers with a cost of approximately $108.1 million and $29.3 million, respectively.

      In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. For the three and six months ended June 30, 1999, there were 10 Developing Centers as compared to 3 for the same periods in 1998.

      These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Total business center revenues for the three months ended June 30, 1999 were $52.3 million representing an increase of $29.9 million or 133.8% from the corresponding period in 1998.

      Business centers that were acquired after April 1, 1998 ("Acquired Centers") had revenues for the three months ended June 30, 1999 and 1998 of $30.5 million and $.9 million, respectively, representing an increase of $29.6 million from the corresponding period in 1998.

This increase in revenues resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the three months ended June 30, 1999 of $21.7 million, an increase of $.7 million or 3.3% from the corresponding period in 1998. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $ .5 million, or 4.1%, was due to more favorable office pricing. The increase in support service revenues of $ .2 million, or 2.3%, from the corresponding period in 1998 is primarily attributable to an increase in broadband internet access, information technology support services, and administrative support services.

      Developing Center revenues were $ .1 million for the three months ended June 30, 1999, a decrease of $ .4 million from the corresponding period in 1998. During 1999 and 1998 there were 3 and 2 Developing Centers that were open, respectively.

EXPENSES. Total business center expenses for the three months ended June 30, 1999 and 1998 were $42.5 million and $16.8 million, representing an increase of $25.7 million or 153.9% from the corresponding period in 1998.

      Acquired Center expenses for the three months ended June 30, 1999 and 1998 were $25.6 million and $.7 million respectively, representing an increase of $24.9 million from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to the comparable period of the prior year.

      Same Center expenses for the three months ended June 30, 1999 were $16.2 million, an increase of $ .6 million, or 3.8%, from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rent increases and support service expenses associated with increased support service revenues.

      Developing Center expenses for the three months ended June 30, 1999 were $.7 million, an increase of $ .2 million from the corresponding period in 1998. This increase is due to the fact that there were 10 Developing Centers during the three months ended June 30, 1999 compared to only 3 business centers during the three months ended June 30, 1998.

      CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended June 30, 1999, COBC was $9.8 million as compared to $5.6 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 18.8% for the three months ended June 30, 1999 as compared to 25.2% for the corresponding period in 1998. The decrease in overall business center COBC Margin of 6.4% from 1998 is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin. COBC Margin from Acquired Centers is 16.0% as compared to Same Center COBC Margin of 25.3%.

      Acquired Center COBC was $4.9 million for the three months ended June 30, 1999, an increase of $4.7 million from the corresponding period in 1998. The COBC Margin from Acquired Centers for the three months ended June 30, 1999 was 16.0% as compared to 22.2% for the comparable period. The decrease of 6.2% in COBC Margin from 1998 is primarily attributable to lower occupancy levels associated with the greater number of recently developed centers acquired during the three months ended June 30, 1999 as compared to the same period in 1998.

      Same Center COBC was $5.5 million for the three months ended June 30, 1999 as compared to $5.4 million for the corresponding period in 1998. The COBC Margin from Same Centers for the three months ended June 30, 1999 remainded relatively consistent, at 25.3% as compared 25.7% for the corresponding period in 1998.

      In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for the Company to integrate these Acquired Centers into its existing operations and apply the Company's management philosophy, policies and procedures, and maximize the Company's concentrated marketing efforts which should produce greater occupancy and support services revenue.

      Developing Centers generated a loss from operations for the three months ended June 30, 1999 of $ .6 million, an increase in loss of $ .6 million from the corresponding period in 1998. This increase reflects greater Developing Centers activity than in the prior year. Losses are generally incurred on Developing Centers during their first nine to twelve months of operation.

OTHER EXPENSES, NET. For the three months ended June 30, 1999, other expenses, net, were $8.7 million, representing an increase of $4.7 million or 116.1% from the corresponding period in 1998. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $1.1 million, $1.9 million and $1.0 million or 71.9%, 134.3% and 79.1%, respectively. Additionally, the Company incurred merger and integration charges of $ .6 million related to one-time costs associated with the Mergers.

      The increase in corporate general and administrative expenses was attributable to increases in corporate office personnel and associated travel, related office expansion, and consulting fees associated with the Company's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Mergers and the Company's other acquisitions. It is also attributable to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Developing and Same Centers. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions.

MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income or loss. Minority interest in the net loss of the consolidated partnerships for the three months ended June 30, 1998 was $ .2 million.

INCOME TAXES. The Company's effective income tax rate was 51.4% during the three months ended June 30, 1999 as compared to 39.9% at June 30, 1998. This increase is attributable to the effects of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

NET INCOME. Net income for the three months ended June 30, 1999 was $ .6 million as compared to $1.1 million for the same period in 1998.

      Accretion of the stated return on investment on the Company's redeemable preferred stock for the three months ended June 30, 1999 was $2.0 million, representing an increase of $1.4 million or 268.2% from the corresponding period in 1998. This increase is primarily the result of the Company's issuance of Series C Preferred Stock in 1999. This activity coupled with the compounded growth of previous issuances of preferred stock accounted for the total increase over the comparable period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Total business center revenues for the six months ended June 30, 1999 were $98.9 million, representing an increase of $59.5 million or 151.3% from the corresponding period in 1998.

      Acquired Centers had revenues for the six months ended June 30, 1999 and 1998 of $66.2 million and $8.2 million respectively, representing an increase of $58.0 million from the corresponding period in 1998. This increase in revenues resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of 1998.

      Same Centers revenues for the six months ended June 30, 1999 were $32.6 million, an increase of $2.2 million or 7.2% from the corresponding period in 1998. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $1.3 million, or 7.3%, was due to more favorable office pricing. The increase in support service revenues of $ .9 million, or 7.1%, from the corresponding period in 1998, is partially attributable to an increase in broadband internet access, information technology support services and administrative support services.

      Developing Center revenues amounted to $ .1 million for the six months ended June 30, 1999, a decrease of $ .7 million from the corresponding period in 1998. At June 30, 1999 and 1998 there were 3 and 2 Developing Centers that were open, respectively.

EXPENSES. Total business center expenses for the six months ended June 30, 1999 were $79.7 million, representing an increase of $50.8 million or 175.7% from the corresponding period in 1998.

      Acquired Center expenses for the six months ended June 30, 1999 were $55.6 million, an increase of $49.3 million from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of 1998.

      Same Center expenses for the six months ended June 30, 1999 were $23.3 million, an increase of $1.5 million or 6.9% from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rent increases and support service expenses associated with increased support service revenues.

      Developing Center expenses for the six months ended June 30, 1999 and 1998 were $ .8 million for both periods.

      CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the six months ended June 30, 1999, COBC was $19.2 million as compared to $10.5 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 19.5% for the six months ended June 30, 1999 as compared to 26.6% for 1998. The decrease in overall business center COBC Margin of 7.1% from 1998, is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin. COBC Margin from the Acquired Centers is 16.0% as compared to Same Center COBC Margin of 28.5%.

      Acquired Center COBC was $10.6 million for the six months ended June 30, 1999, an increase of $8.7 million from the corresponding period in 1998. The COBC Margin from Acquired Centers for the six months ended June 30, 1999 was 16.0%, as compared to 23.2% in the comparable period in 1998. The decrease of 7.2% in COBC Margin from 1998 is primarily attributable to lower occupancy levels associated with the greater number of recently developed centers acquired during the six months ended June 30, 1999 as compared to the same period in 1998.

      Same Center COBC was $9.3 million for the six months ended June 30, 1999 as compared to $8.6 million for the corresponding period in 1998. The COBC Margin from Same Centers for the six months ended June 30, 1999 remained relatively consistent at 28.5% as compared to 28.3% for the corresponding period in 1998.

      Developing Centers generated a loss from operations for the six months ended June 30, 1999 of $ .7 million, an increase of $ .7 million from the corresponding period in 1998. This increase reflects greater Developing Center activity than in the prior year. Losses are generally incurred from Developing Centers during their first nine to twelve months of operations.

OTHER EXPENSES, NET. For the six months ended June 30, 1999, other expenses, net, were $16.6 million, representing an increase of $10.0 million or 152.2% from the corresponding period in 1998. The increase is primarily attributable to an increase in corporate general and administrative expenses, depreciation and amortization and interest expense of $2.4 million, $4.1 million and $2.1 million or 89.1%, 187.2% and 102.8%, respectively. Additionally, the Company incurred merger and integration charges of $1.4 million related to one-time costs associated with the Mergers during the six months ended June 30, 1999.

      The increase in corporate general and administrative expenses was related to the increase in corporate office staff, related office space and consulting fees associated with the selection of the Company's new enterprise resource program. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with acquisitions in addition to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements to Developing and Same Centers. Interest expense is primarily related to borrowings under the Company's Credit Facility. This increase resulted from interest expense incurred as the Company continued to fund its acquisitions.

MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income. Minority interest in the net income of the consolidated partnerships for the six months ended June 30, 1998 was $ .3 million.

INCOME TAXES. The Company's effective income tax rate was 51.0% during the six months ended June 30, 1999 as compared to 39.6% for the corresponding period in 1998. This increase is attributable to the effects of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

NET INCOME. Net income for the six months ended June 30, 1999 was $1.3 million as compared to $2.1 million for the same period in 1998.

      Accretion of the stated return on investment on the Company's redeemable preferred stock for the six months ended June 30, 1999 was $4.0 million, representing an increase of $3.1 million or 344.4% over the comparable period in 1998. This increase is primarily the result of the

Company's issuance of Series C Preferred Stock in 1999. This activity, coupled with the compounded growth of previous issuances of preferred stock, accounts for the increase over the comparable period in 1998.

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

      The Company had a working capital deficit of $13.3 million at June 30, 1999 as compared to working capital of $4.3 million at December 31, 1998. This decrease in working capital arose principally from the Company utilizing approximately $8.8 million of its restricted cash to fund permitted acquisitions in accordance with the terms of its Credit Facility and a bridge loan in the amount of $6.0 million from a related party to finance certain acquisitions.

      Cash flows generated from operating activities for the six months ended June 30, 1999 were $11.4 million, representing an increase of $4.3 million from the corresponding period in 1998. This increase is primarily attributable the Company's growth through acquisitions during the period.

      Cash used in investing activities for the six months ended June 30, 1999 was $35.4 million, an increase of $11.0 million from the corresponding period in 1998. The increase is attributable to the Company's acquisition and development strategy and the deployment of resources to expand the technology base at its business centers and its corporate offices.

      Cash provided by financing activities for the six months ended June 30, 1999 was $22.4 million, representing an increase of $1.3 million from the corresponding period in 1998. Net proceeds from borrowings and repayments of borrowings amounted to $24.7 million for the six months ended June 30, 1999.

      On August 3, 1999, the Company completed a transaction which increased its $100.0 million credit facility (the amended and restated "Credit Facility") to $157.9 million. Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.0% (8.4375% at November 15, 1999) to LIBOR plus 3.75% (9.1875% at
November 15, 1999) for a one, three or six month period at the election of the Company. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. Borrowings under the Credit Facility are formula based and available up to the maximum amount of the Credit Facility. As of June 30, 1999 when the facility was $100.0 million, there were $90.8 million in borrowings and $4.8 million in standby letters of credit outstanding under the Credit Facility. The Credit Facility also contains certain financial covenants, one of which requires the Company not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At June 30, 1999, the Company was in compliance with all of its covenants.

      The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations. In addition, the Company anticipates that cash on hand, availability under its Credit Facility, issuance of equity, as well as other debt alternatives, will provide the necessary capital required by the Company to continue its growth strategy, through the acquisition and development of business centers.

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

      As of September 30, 1999, total costs related to the Year 2000 issue were approximately $3.3 million. The Company estimates that it will incur approximately $ .4 million in additional costs in the final quarter of 1999.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q for the six months ended June 30, 1999, together with other statements and information publicly disseminated by the Company contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of the Company, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of the Company and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk facing the Company is interest rate risk on its Credit Facility. As of June 30, 1999, the Company currently hedges interest rate risk using financial instruments for a limited amount of its outstanding debt. Pursuant to the August 1999 amendments, the Credit Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of the Company. The rate of interest on the Credit Facility will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest under the Credit Facility.

      Based on variable rate debt levels, a 10% change in market interest rates (54 basis points on a weighted average) would have an approximate 6% impact on the Company's interest expense, net.

      The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 1999, the Company had no other material exposure to market risk.

                                     PART II

                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-K

      (a)   Exhibits(1)

            Exhibit
            Number      Description
            ------      -----------

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

            10.2        Employment Agreement with David Beale

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

                                 VANTAS Incorporated


November 15, 1999                /s/ David W. Beale
--------------------             --------------------------------------
       Date                      David W. Beale
                                 President, Chief Executive Officer


November 15, 1999                /s/ Alan Langer
--------------------             --------------------------------------
       Date                      Alan Langer
                                 Executive Vice President, Chief
                                  Financial Officer,
                                 Principal Accounting Officer