Form 10-Q
period 1999-09-30
VANTAS INC
filed 1999-11-15
CIK 834935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ________________

Commission File Number 0-18274

            VANTAS Incorporated (f/k/a Executive Office Group, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        13-3353508
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

                                      INDEX

PART I. FINANCIAL INFORMATION                                              PAGE

  Item 1. Financial Statements

   Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
     December 31, 1998 (audited)............................................   3

   Consolidated Statements of Operations for the three months and nine
     months ended September 30, 1999 and 1998 (unaudited)...................   4

   Consolidated Statements of Cash Flows for the nine months ended September
     30, 1999 and 1998 (unaudited)..........................................   5

   Notes to the Consolidated Financial Statements (unaudited)...............   6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................  11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........  18

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

               None

  Item 2. Changes in Securities and Use of Proceeds........................   19

  Item 3. Defaults upon Senior Securities

               None

  Item 4. Submission of Matters to a Vote of Security Holders...............  19

  Item 5. Other Information.................................................  20

  Item 6. Exhibits and Reports on Form 8-K..................................  21

  SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                    September 30,     December 31,
                              ASSETS:                                                    1999             1998
                                                                                    -------------    -------------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $   1,695,314    $   3,615,087
     Restricted cash                                                                   32,752,583       10,000,000
     Accounts receivable, net of allowance for doubtful accounts
          of $795,000 at September 30, 1999 and $401,000 at December 31, 1998           9,195,182        3,821,175
     Prepaid expenses and other current assets                                          8,074,037        5,145,682
     Deferred income taxes                                                              1,146,816          174,000
     Deferred financing costs                                                             902,956          466,727
                                                                                    -------------    -------------
                             Total current assets                                      53,766,888       23,222,671

Intangibles, net                                                                      187,813,495       81,605,181
Property and equipment, net                                                            62,912,816       23,124,702
Deferred financing costs, net                                                           4,709,596        2,584,418
Security deposits                                                                       4,324,762        2,110,952
Other assets, net                                                                       7,730,493        1,426,526
                                                                                    -------------    -------------

                             Total assets                                           $ 321,258,050    $ 134,074,450
                                                                                    =============    =============

                     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
     Accounts payable and accrued expenses                                          $  16,864,959    $   9,578,807
     Capital lease obligations                                                          1,288,499          731,510
     Deferred rent payable                                                              1,865,568          727,619
     Notes payable - bank                                                              13,000,000        7,875,000
                                                                                    -------------    -------------
                             Total current liabilities                                 33,019,026       18,912,936

Notes payable - bank                                                                  111,250,000       65,125,000
Acquisitions payable                                                                    7,353,378               --
Tenants' security deposits                                                             18,689,123        8,592,948
Deferred rent payable                                                                  19,012,798        6,607,771
Deferred income taxes                                                                   3,956,016        1,514,000
Capital lease obligations                                                                 645,589          602,153
Other liabilities                                                                         809,702               --
                                                                                    -------------    -------------
                             Total liabilities                                        194,735,632      101,354,808
                                                                                    -------------    -------------

Redeemable Preferred stock, authorized 30,000,000 shares:
        Series A Convertible, $.01 par value, issued and outstanding
          7,574,711 shares (liquidation preference $12,900,000)                        15,525,883       14,407,957
        Series B Convertible, $.01 par value, issued and outstanding
          3,222,851 shares (liquidation preference $15,309,000)                        16,728,438       15,700,638
        Series C Convertible, $.01 par value, issued and outstanding
          13,325,424 shares (liquidation preference $63,296,000)                       67,093,512               --
        Series D Convertible, $.01 par value, issued and outstanding
          5,109,873 shares (liquidation preference $26,827,000)                        26,923,664               --
        Series E Convertible, $.01 par value, issued and outstanding
          604,413 shares (liquidation preference $3,173,000)                            3,173,061               --
                                                                                    -------------    -------------
                             Total redeemable preferred stock                         129,444,558       30,108,595
                                                                                    -------------    -------------

Stockholders' equity (deficit):
     Class A Common stock, $.01 par value, authorized 41,000,000 shares,
          issued and outstanding 4,901,868 shares                                          49,019           49,019
     Class B Common stock, $.01 par value, authorized 20,000,000 shares                        --               --
     Additional paid-in capital                                                         3,133,608        3,133,608
     Retained earnings (deficit)                                                       (5,154,767)         378,420
                                                                                    -------------    -------------
                                                                                       (1,972,140)       3,561,047
     Note receivable from issuance of stock                                              (950,000)        (950,000)
                                                                                    -------------    -------------
                             Total stockholders' equity (deficit)                      (2,922,140)       2,611,047
                                                                                    -------------    -------------

                             Total liabilities and stockholders' equity (deficit)   $ 321,258,050    $ 134,074,450
                                                                                    =============    =============

                      VANTAS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                  --------------------------------   -------------------------------

                                                                       1999             1998              1999             1998
                                                                   -------------    -------------    -------------    -------------
Business Center Operations:
  Revenues:
      Office rentals                                               $  33,702,534    $  14,689,145    $  91,339,391    $  37,888,990
      Support services                                                24,151,543        9,745,192       65,441,289       25,903,746
                                                                   -------------    -------------    -------------    -------------
                                                                      57,854,077       24,434,337      156,780,680       63,792,736
                                                                   -------------    -------------    -------------    -------------

  Expenses:
      Rent                                                            22,644,701        8,438,141       60,119,132       21,338,674
      Support services                                                 8,430,709        3,493,422       22,824,340        8,525,704
      Center general and administrative                               16,309,554        7,265,777       44,124,501       18,238,221
                                                                   -------------    -------------    -------------    -------------
                                                                      47,384,964       19,197,340      127,067,973       48,102,599
                                                                   -------------    -------------    -------------    -------------

                 Contribution from operation of business centers      10,469,113        5,236,997       29,712,707       15,690,137
                                                                   -------------    -------------    -------------    -------------

Other (Expenses) Income:
      Corporate general and administrative                            (3,091,233)      (1,734,738)      (8,280,051)      (4,478,604)
      Merger and integration charges                                    (219,126)            --         (1,604,107)            --
      Depreciation and amortization                                   (4,068,277)      (1,206,141)     (10,321,950)      (3,383,565)
      Interest expense, net                                           (2,887,939)      (1,226,311)      (7,133,228)      (3,319,753)
      Managed center income                                              226,611          186,599          628,392          527,780
      Other income                                                       (29,172)           5,059            5,512           81,254
                                                                   -------------    -------------    -------------    -------------
                                                                     (10,069,136)      (3,975,532)     (26,705,432)     (10,572,888)
                                                                   -------------    -------------    -------------    -------------

                     Income before minority interest and
                         income taxes                                    399,977        1,261,465        3,007,275        5,117,249

Minority interest in net income of consolidated partnerships                  --               --               --         (331,087)
                                                                   -------------    -------------    -------------    -------------

                    Income before provision for income taxes             399,977        1,261,465        3,007,275        4,786,162

Provision for income taxes                                              (864,000)        (465,000)      (2,195,000)      (1,860,000)
                                                                   -------------    -------------    -------------    -------------

                    Net (loss) income                              ($    464,023)   $     796,465    $     812,275    $   2,926,162
                                                                   -------------    -------------    -------------    -------------

Accretion of preferred stock                                          (2,392,337)        (629,014)      (6,345,464)      (1,518,003)
                                                                   -------------    -------------    -------------    -------------

                    Net (loss) income applicable to common stock   ($  2,856,360)   $     167,451    ($  5,533,189)   $   1,408,159
                                                                   =============    =============    =============    =============


Share  information:

   Basic earnings:
     Net (loss) income per common share                            ($       0.58)   $        0.03    ($       1.13)   $        0.28
                                                                   =============    =============    =============    =============

     Weighted average number of common
         shares outstanding                                            4,901,868        4,951,868        4,901,868        5,027,024
                                                                   =============    =============    =============    =============

   Diluted earnings:
     Net (loss) income per common share                            ($       0.58)   $        0.03    ($       1.13)   $        0.17
                                                                   =============    =============    =============    =============

     Weighted average number of common
         shares outstanding                                            4,901,868        6,439,939        4,901,868       14,062,553
                                                                   =============    =============    =============    =============

                      VANTAS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Nine Months Ended
                                                                           -----------------------------
                                                                           September 30,   September 30,
                                                                               1999            1998
                                                                           ------------    ------------

Cash flows from operating activities:
     Net income                                                            $    812,275    $  2,926,162
     Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation and amortization                                    10,321,950       3,383,565
            Amortization of deferred financing costs                            492,197         283,304
            Deferred income taxes                                                    --       1,389,100
            Provision for doubtful accounts                                     749,376         378,399
            Minority interest in net income of consolidated partnerships             --         331,087
            Deferred rent payable                                             4,107,676         659,641
            Deferred credits                                                    (71,170)       (222,235)
            Non-cash interest expense                                                --         118,133
            Changes in operating assets and liabilities:
              Accounts receivable                                            (2,763,938)       (921,285)
              Prepaid expenses and other current assets                      (1,988,400)     (2,023,964)
              Security deposits and other assets                             (1,941,873)       (241,840)
              Accounts payable and accrued expenses                             104,462       4,153,892
              Income taxes payable                                              196,873      (1,052,755)
              Tenants' security deposits                                      2,491,223       1,478,155
              Other liabilities                                                 120,980              --
                                                                           ------------    ------------
                         Net cash provided by operating activities           12,631,631      10,639,359
                                                                           ------------    ------------

Cash flows from investing activities:
     Acquisition of net assets of business centers                          (50,428,992)    (30,600,000)
     Proceeds from acquisitions                                               8,400,000              --
     Purchases of property and equipment                                    (26,643,689)     (6,452,402)
     Restricted cash                                                        (21,799,212)             --
                                                                           ------------    ------------
                         Net cash used in investing activities              (90,471,893)    (37,052,402)
                                                                           ------------    ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                65,400,000      29,554,000
     Payments on borrowings                                                 (14,150,000)     (6,676,099)
     Deferred financing costs                                                (3,053,604)       (593,306)
     Payments of capital leases                                              (1,970,643)       (716,190)
     Distributions to minority partners                                              --        (745,980)
     Proceeds from exercise of common stock options                                  --         210,000
     Purchase and retirement of common and preferred stock                           --        (415,917)
     Proceeds from issuance of preferred stock,
          net of issuance costs                                              29,694,736       7,874,400
                                                                           ------------    ------------
                         Net cash provided by financing activities           75,920,489      28,490,908
                                                                           ------------    ------------

Net (decrease) increase in cash                                              (1,919,773)      2,077,865
Cash at beginning of period                                                   3,615,087       2,206,483
                                                                           ------------    ------------
                         Cash at end of period                             $  1,695,314    $  4,284,348
                                                                           ============    ============

                      VANTAS Incorporated and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      The consolidated financial statements for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by VANTAS Incorporated and Subsidiaries (the "Company") (formerly ALLIANCE NATIONAL Incorporated, and, prior to that, Executive Office Group, Inc.) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. The December 31, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Transition Report. Results for interim periods are not necessarily indicative of results for a full year.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

      Effective January 1, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned 39 business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Preferred Stock Convertible Preferred Stock ("Series C Preferred Stock"), and the Company received $8.4 million in cash.

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

      The Company incurred merger and integration costs of approximately $ .2 million and $1.6 million during the three and nine months ended September 30, 1999, respectively, in connection with the Mergers. Such charges consist primarily of severance payments and other transaction related costs.

      The Company's effective tax rate (which is the provision for income taxes as a percentage of pre-tax income) for the three and nine months ended September 30, 1999 has increased as compared to the comparable periods of the prior year, primarily due to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

      In addition to the Mergers described above, the Company acquired 50 business centers, in 12 acquisitions, for an aggregate purchase price of $53.3 million during the nine months ended September 30, 1999.

      The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine months ended September 30, 1999 and 1998, adjusted to give effect to the Mergers and the acquisitions noted above as of January 1, 1998.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                 Nine months ended September 30,
                                                        1999             1998
                                                 -------------    -------------

Revenues                                         $ 164,600,000    $ 137,945,000
Net income                                           1,424,000        6,474,000
Net (loss) income applicable to common stock        (4,921,000)       1,158,000
Basic (loss) income per common share                     (1.00)             .23
Diluted (loss) income per common share                   (1.00)             .16

3. Earnings Per Share

      The following table sets forth the computation of basic and diluted (loss) income per common share for the periods ended September 30:

                                                              Three Months                    Nine Months
                                                          1999            1998            1999           1998
                                                     ------------    ------------    ------------    ------------

Numerator:
     Net (loss) income                               $   (464,023)   $    796,465    $    812,275    $  2,926,162
     Accretion of preferred stock                      (2,392,337)       (629,014)     (6,345,464)     (1,518,003)
                                                     ------------    ------------    ------------    ------------

 Numerator for basic (loss) income
               per share-(loss) income applicable
               to common stock                       $ (2,856,360)   $    167,451    $ (5,533,189)   $  1,408,159

Effect of dilutive securities:
     Accretion of preferred stock                              --              --              --       1,051,012
                                                     ------------    ------------    ------------    ------------

            Numerator for diluted (loss) income
              per share-(loss) income applicable
              to common stock after assumed
              conversions                            $ (2,856,360)   $    167,451    $ (5,533,189)   $  2,459,171

Denominator:
         Denominator for basic income (loss)
              per share-weighted average shares         4,901,868       4,951,868       4,901,868       5,027,024

Effect of dilutive securities:
            Stock options                                      --         879,711              --         672,057
            Warrants                                           --         608,360              --         788,761
            Convertible preferred stock                        --              --              --       7,574,711

                                                     ------------    ------------    ------------    ------------
            Dilutive potential common shares                   --       1,488,071              --       9,035,529

            Denominator for dilutive income (loss)
              per share-adjusted weighted average
              shares and assumed conversions            4,901,868       6,439,939       4,901,868      14,062,553
                                                     ============    ============    ============    ============

      Options and warrants to purchase 6,211,706 and 287,130 shares of common stock were outstanding for the three months ended September 30, 1999 and 1998, respectively, and 6,211,706 and 337,130 for the nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share in 1999 because their effect would have been anti-dilutive. Additionally, 29,837,272 and 2,747,915 shares of Convertible Preferred Stock were outstanding for the three and nine months ended September 30, 1999 and 1998, respectively.

4. Redeemable Preferred Stock

      During the nine months ended September 30, 1999, the Company authorized 5,200,000 shares and issued 5,109,873 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") for net proceeds of approximately $26.8 million. The Series D Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock has a liquidation preference of $5.25 per share, which is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock ranks pari passu with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock"), and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series D Preferred Stock is convertible into the Company's Class B Common Stock on a one-for-one basis, or at the election of the shareholder into the Company's Class A Common Stock, subject to the EBITDA adjustment described above.

      During the nine months ended September 30, 1999, the Company authorized 1,000,000 shares and issued 604,413 shares of Series E Preferred Stock for net proceeds of approximately $3.1 million. The Series E Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock has a liquidation preference of $5.25 per share, and is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock ranks pari passu with the Company's Series D Preferred Stock , and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series E Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis, subject to the EBITDA adjustment described above.

5. Notes Payable

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

      In June 1999, the Company entered into a $6.0 million Subordinated Promissory Note payable to Reckson Services Industries, Inc. ("RSI"), a related party. Such note bore interest at the rate of 15.0% per annum and was fully satisfied from proceeds raised by the issuance of the Series D Preferred Stock.

6. Subsequent Events

      As of November 15, 1999, the Company has executed letters of intent and definitive agreements to acquire 2 business centers for an aggregate purchase price of approximately $1.5 million. These transactions will be accounted for under the purchase method of accounting.

      RSI, a holder of approximately 35.0% of the Company's outstanding capital stock, has entered into agreements with certain shareholders of the Company, including members of the

Company's senior management and former members of the Company's Board of Directors, relating to the purchase of all or part of such shareholders' capital stock in the Company, including capital stock related to the exercise of vested stock options. Under the terms of the agreements, the Company is obligated to provide payments to certain members of senior management, to offset the tax effects to the individuals of the sales of shares, subject to certain qualifications relating to those individuals remaining in the employ of the Company. In addition, the Company will incur non-cash compensation expense based on the difference between the closing price of RSI's common stock at the closing date and the exercise price of the options exercised by senior management. Based on the closing price of RSI's common stock on November 12, 1999, the charge for the tax gross-up and the non-cash compensation will approximate $8.8 million and $10.2 million, respectively. These charges will be included in merger and integration expense during the fourth quarter of 1999, and are subject to adjustment based on the actual closing price of RSI's common stock at the closing date. Upon consummation of the purchases contemplated by these agreements, which is currently expected to occur between November, 1999 and February, 2000, RSI is expected to own between 67% and 87% of the Company's outstanding capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

      As of September 30, 1999, the Company owns and operates 203 business centers in 27 states, the District of Columbia, France and Mexico. This includes 11 business centers which are currently under development and 6 business centers which have been open for nine months or less (collectively "Developing Centers"). Additionally, the Company manages 5 business centers for unrelated third parties. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

      The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby it has acquired or merged with 37 entities, which were comprised of 183 business centers with a total cost of approximately $205.7 million. During the three months ended September 30, 1999 and 1998, the Company acquired 11 and 4 business centers with a cost of approximately $8.5 million and $5.0 million, respectively. During the nine months ended September 30, 1999 and 1998, the Company acquired 89 and 36 centers with a cost of approximately $116.6 million and $34.3 million, respectively.

      In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. For the three and nine months ended September 30, 1999, there were 17 Developing Centers as compared to 3 for the same periods in 1998.

      These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Total business center revenues for the three months ended September 30, 1999 were $57.9 million, an increase of $33.4 million or 136.8% from the corresponding period in 1998.

      Business centers that were acquired after July 1, 1998 ("Acquired Centers") had revenues for the three months ended September 30, 1999 and 1998 of $32.8 million and $ .5 million, respectively, representing an increase of $32.3 million from the corresponding period in 1998.

This increase in revenues resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the three months ended September 30, 1999 of $24.7 million, an increase of $1.4 million, or 6.0% from the corresponding period in 1998. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $ .3 million, or 2.1%, was due to more favorable office pricing. The increase in support service revenues of $1.1 million, or 11.8% from 1998 is partially attributable to an increase in broadband internet access, information technology support services and administrative support services.

      Developing Center revenues were $ .4 million for the three months ended September 30, 1999, a decrease of $ .3 million from the corresponding period in 1998. For the three months ended September 30, 1999 and 1998 there were 6 and 3 Developing Centers that were open, respectively.

EXPENSES. Total business center expenses for the three months ended September 30, 1999 were $47.4 million, representing an increase of $28.2 million or 146.8% from the corresponding period in 1998.

      Acquired Center expenses for the three months ended September 30, 1999 and 1998 were $27.1 million and $ .4 million respectively, representing an increase of $26.7 million from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Center expenses for the three months ended September 30, 1999 were $18.9 million, an increase of $ .8 million or 4.4% from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and support service expenses associated with increased greater support service revenues.

      Developing Center expenses for the three months ended September 30, 1999 were $1.4 million, an increase of $ .7 million from the corresponding period in 1998. This increase is due to the fact that there were 17 Developing Centers during the three months ended September 30, 1999 compared to only 3 Developing Centers during the three months ended September 30, 1998.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended September 30, 1999, COBC was $10.5 million as compared to $5.3 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 18.1% for the three months ended September 30, 1999 as compared to 21.4% for the corresponding period in 1998. The decrease in overall business center COBC Margin of 3.3% from 1998, is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin. COBC Margin from Acquired Centers was 17.4% as compared to Same Center COBC Margin of 23.5%.

      Acquired Center COBC was $5.7 million for the three months ended September 30, 1999, an increase of $5.6 million from the corresponding period 1998. The COBC Margin from Acquired Centers for the three months ended September 30, 1999 was 17.4%. There were minimal acquisitions completed during the three months ended September 30, 1998, and, as a result, the COBC Margin from Acquired Centers during this period had no material impact on COBC.

      Same Center COBC was $5.8 million for the three months ended September 30, 1999 as compared to $5.2 million for the corresponding period in 1998. The COBC Margin from Same Centers for the three months ended September 30, 1999 was 23.5% as compared to 22.3% for the corresponding period in 1998. The increase in Same Centers COBC Margin is primarily attributable to greater support service revenues, which traditionally have a higher margin than rental revenues, partially offset by higher rent expense.

      In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for the Company to integrate these Acquired Centers into its existing operations and apply the Company's management philosophy, policies and procedures, maximize the Company's concentrated marketing efforts which should produce greater occupancy and support services revenue.

      Developing Centers generated a loss from operations for the three months ended September 30, 1999 of $1.0 million, an increase of $1.0 million from the corresponding period in 1998. This increase reflects greater Developing Center activity than in the prior year. Losses are generally incurred from Developing Centers during their first nine to twelve months of operation.

OTHER EXPENSES, NET. For the three months ended September 30, 1999, other expenses, net, were $10.1 million, representing an increase of $6.1 million or 153.3% from the corresponding period in 1998. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $1.4 million, $2.9 million and $1.7 million or 78.2%, 237.3% and 135.5%, respectively.

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

INCOME TAXES. The Company's effective income tax rate was adjusted to 73% for the nine months ended September 30, 1999, based upon the revised projected income before provision for income taxes for fiscal 1999, as compared to the previous estimate as of June 30, 1999. As a result of this change in estimate, the effective income tax rate for the three months ended September 30, 1999 was 216.0% as compared to 36.9% for the three months ended September 30, 1998. The Company's effective income tax rate for the three and nine months ended September 30, 1999 is greater than the federal and state statutory rates, primarily due to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

Net (Loss) Income. The Company incurred a net loss for the three months ended September 30, 1999 of $( .5) million compared to net income of $ .8 million for the same period in 1998.

      Accretion of the stated return on investment on the Company's redeemable preferred stock for the three months ended September 30, 1999 was $2.4 million, representing an increase of $1.8 million or 280.3% from the corresponding period in 1998. This increase is primarily the result of the Company's issuance of Series C, D and E Convertible Preferred Stock in 1999. This activity coupled with the compounded growth of previous issuances of preferred stock accounted for the total increase over the comparable period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Total business center revenues for the nine months ended September 30, 1999 were $156.8 million, representing an increase of $93.0 million or 145.8% from the corresponding period in 1998.

      Acquired Centers revenue for the nine months ended September 30, 1999 and 1998 were $106.9 million and $16.2 million, respectively, representing an increase of $90.7 million from the corresponding period in 1998. This increase in revenues resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Centers revenues for the nine months ended September 30, 1999 were $49.4 million, an increase of $3.2 million or 6.9% from the corresponding period in 1998. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $1.6 million or 5.9% is due to more favorable office pricing. The increase in support service revenues of $1.6 million or 8.4% from 1998 is partially attributable to an increase in broadband internet access, information technology support services and administrative support services.

      Developing Center revenues were $ .5 million for the nine months ended September 30, 1999, a decrease of $ .9 million from the corresponding period in 1998. At September 30, 1999 and 1998 there were 6 and 3 Developing Centers that were open, respectively.

EXPENSES. Total business center expenses for the nine months ended September 30, 1999 were $127.1 million, representing an increase of $79.0 million or 164.2% from the corresponding period in 1998.

      Acquired Center expenses for the nine months ended September 30, 1999 and 1998 were $89.6 million and $13.4 million respectively, an increase of $76.2 million or 568.6% from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period.

      Same Center expenses for the nine months ended September 30, 1999 were $35.2 million, an increase of $2.0 million or 6.0% from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and support service expenses associated with increased support service revenues.

      Developing Center expenses for the nine months ended September 30, 1999 were $2.3 million, an increase of $ .8 million from the corresponding period in 1998. This increase is due to the fact that there were 17 Development Centers during the nine months ended September 30, 1999 compared to only 3 Development Centers during the nine months ended September 30, 1998.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the nine months ended September 30, 1999, COBC was $29.7 million as compared to $15.7 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 19.0% for the nine months ended September 30, 1999 as compared to 24.6% for 1998. The decrease in overall business center COBC Margin of 5.6% from 1998, is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin. COBC Margin from the Acquired Centers was 16.3% as compared to Same Center COBC Margin of 28.7%.

      Acquired Center COBC was $17.3 million for the nine months ended September 30, 1999, an increase of $14.5 million from $2.8 million in the corresponding period in 1998. The COBC Margin from Acquired Centers for the nine months ended September 30, 1999 was 16.3% as compared to 17.3% in the corresponding period in 1998. This decrease of 1.0% in COBC Margin is primarily attributable to lower occupancy levels associated with the greater number of recently developed centers acquired during the nine months ended September 30, 1999 as compared to the same period in the corresponding period in 1998.

      Same Center COBC was $14.2 million for the nine months ended September 30, 1999 as compared to $13.0 million, an increase of $1.2 million, or 9.2% from the corresponding period in 1998. The COBC Margin from Same Centers for the nine months ended September 30, 1999 remained relatively consistent at 28.7% as compared to 28.1% for 1998.

      In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for the Company to integrate these Acquired Centers into its existing operations and apply the Company's management philosophy, policies and procedures, maximize the Company's concentrated marketing efforts which should produce greater occupancy and support services revenue.

      Developing Centers generated a loss from operations for the nine months ended September 30, 1999 of $1.8 million, an increase of $1.7 million from the corresponding period in 1998. This increase reflects greater Developing Center activity than in the prior year. Losses are generally incurred from Developing Centers during their first nine to twelve months of operation.

OTHER EXPENSES, NET. For the nine months ended September 30, 1999, other expenses, net, were $26.7 million, representing an increase of $16.1 million or 152.6% from the corresponding period in 1998. The increase is primarily attributable to an increase in corporate general and administrative expenses, depreciation and amortization and interest expense of $3.8 million, $6.9 million and $3.8 million or 84.9%, 205.1% and 114.9%, respectively. Additionally, the Company incurred merger and integration charges of $1.6 million related to one-time costs associated with the Mergers during the nine months ending September 30, 1999.

      The increase in corporate general and administrative expenses was related to the increase in corporate office staff and related office space associated with the Company's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with acquisitions in addition to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements to Developing and Same Centers. Interest expense is primarily related to borrowings under the Company's Credit Facility. This increase resulted from interest expense incurred as the Company continued to fund its acquisitions.

MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income. Minority interest in the net income of the consolidated partnerships for the nine months ended September 30, 1998 was $ .3 million.

INCOME TAXES. The Company's effective income tax rate was 73.0% at September 30, 1999 as compared to 38.9% at September 30, 1998. This increase is attributable to the effect of non-deductible goodwill amortization associated with the Mergers and certain of the Company's other acquisitions during 1999.

Net Income. Net income for the nine months ended September 30, 1999 was $ .8 million as compared to $2.9 million for the same period in 1998.

      Accretion of the stated return on investment on the Company's redeemable preferred stock for the nine months ended September 30, 1999 was $6.3 million, representing an increase of $4.8 million or 318.0%. This increase is primarily the result of the Company's issuance of Series C, D and E Convertible Preferred Stock in 1999. This activity coupled with the compounded growth of previous issuances of preferred stock accounts for the increase over the comparable period in 1998.

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

      On August 3, 1999, the Company completed a transaction which increased its $100.0 million credit facility (the amended and restated "Credit Facility") to $157.9 million. Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.0% (8.4375% at November 15, 1999) to LIBOR plus 3.75% (9.1875% at
November 15, 1999) for a one, three or nine month period at the election of the Company. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. Borrowings under the Credit Facility are formula based and available up to the maximum amount of the Credit Facility. As of September 30, 1999, there were $124.3 million in borrowings and $8.7 million in standby letters of credit outstanding under the Credit Facility. As of September 30, 1999, the Company had $16.3 million and $5.0 million available from its revolving and acquisition loan portion of the Credit Facility, respectively. The Credit Facility also contains certain financial covenants, one of which requires the Company not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At September 30, 1999, the Company was in compliance with all of its financial covenants.

      The Company had working capital of $20.7 million at September 30, 1999 as compared to working capital of $4.3 million at December 31, 1998. This increase in working capital arose principally from the increase in restricted cash recorded as a result of the closing of the Credit Facility. Restricted cash may only be utilized to fund permitted acquisitions in accordance with the Credit Facility. The Company intends to utilize the aforementioned restricted cash to fund permitted acquisitions over the next year. This increase is partially offset by a $5.1 million increase in current maturities of notes payable.

      Cash flows generated from operating activities for the nine months ended September 30, 1999 were $12.6 million, representing an increase of $2.0 million from the corresponding period in 1998. This increase is attributable the Company's growth through acquisitions during the period.

      Cash used in investing activities for the nine months ended September 30, 1999 was $90.5 million, an increase of $53.4 million from the corresponding period in 1998. The increase is attributable to the Company's acquisition and development, and the deployment of resources to expand the technology base at its business centers and its corporate offices. In addition, as noted above, the Company was required to deposit the funded portion of its Credit Facility into a restricted cash account.

      Cash provided by financing activities for the nine months ended September 30, 1999 was $75.9 million, representing an increase of $47.4 million from the corresponding period in 1998. During the three months ended September 30, 1999, the Company completed various equity transactions whereby it raised $29.7 million in net proceeds by selling shares of the Company's convertible preferred stock to accredited investors. Net proceeds from borrowings and repayments of borrowings amounted to $51.3 million.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q for the nine months ended September 30, 1999, together with other statements and information publicly disseminated by the Company contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of the Company, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of the Company and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      The primary market risk facing the Company is interest rate risk on its Credit Facility. As of September 30, 1999, the Company hedged interest rate risk using financial instruments for a limited amount of its outstanding debt. The Credit Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of the Company. The rate of interest on the Credit Facility will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest under the Credit Facility.

      Based on variable rate debt levels, a 10% change in market interest rates (54 basis points on a weighted average) would have an approximate 6% impact on the Company's interest expense, net.

      The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 1999, the Company had no other material exposure to market risk.

                                     PART II

                                OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds

            (a) On July 23, 1999, the Company increased the authorized shares of its common stock from 45 million to 61 million, of which 41 million and 20 million are designated Class A Common Stock and Class B Common Stock, respectively.

            (b) None.

            (c) On July 29, 1999, the Company issued and sold 3,347,961 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), at a price of $5.25 per share, for an aggregate cash purchase price of approximately $17.6 million. On August 4, 1999, the Company issued and sold 1,486,921 shares of Series D Preferred Stock and 352,380 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock "), in each case at a price of $5.25 per share, for an aggregate cash purchase price of approximately $9.7 million. On September 14, 1999, the Company issued and sold 274,991 shares of Series D Preferred Stock and 252,033 shares of Series E Preferred Stock, in each case at a price of $5.25 per share, for an aggregate cash purchase price of approximately $2.8 million. The Company issued and sold these securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The offering was made to a limited number of offerees, all of whom were accredited investors (as defined in Rule 501 promulgated under the Act). The terms of the Series D Preferred Stock and Series E Preferred Stock provide for (1) automatic conversion into shares of the Company's Class A Common Stock ("Class A Common Stock") or, in certain cases the Company's Class B Common Stock ("Class B Common Stock"), in the event of an initial public offering of the Company's capital stock and (2) conversion at the option of the holder, in whole or in part, at any time into Class A Common Stock or, in certain cases, Class B Common Stock. The conversion rate is currently one to one, but such rate is subject to adjustment in the event of certain dilutive events.

            (d) None.

      Item 4. Submission of Matters to a Vote of Security Holders

      On August 19, 1999, an action by written consent was executed by holders of 23,041,524 shares of the Company's outstanding voting capital stock, representing 67.3% of such outstanding voting capital stock, pursuant to which Jason Barnett and Jeffrey Neumann were appointed as directors of the Company in lieu of two directors who had resigned. Following this consent, David W. Beale, Arnold Cohen, Dan DiSano, Jon Halpern, Louis Perlman, Stephen Rathkopf, Scott Rechler and Henry Wilson comprised the other members of the Board of Directors.

      On July 29, 1999, an action by written consent was executed by holders of 28,261,332 shares of the Company's outstanding voting capital stock, representing 87.3% of such outstanding voting capital stock, pursuant to which Stephen Rathkopf was appointed as a director of the Company in lieu of a director who had resigned. Following this consent, David Beale, G. Lee Bohs, Arnold Cohen, Dan DiSano, Jon Halpern, Louis Perlman, Scott Rechler, David Warnock and Henry Wilson comprised the other members of the Board of Directors.

      On July 22, 1999, an action by written consent was executed by holders of 23,863,442 shares of the Company's outstanding voting capital stock, representing 82.2% of such outstanding voting capital stock, pursuant to which the Company's 1999 Stock Option Plan was approved and adopted.

      On July 19, 1999, an action by written consent was executed by holders of 23,863,442 shares of the Company's outstanding voting capital stock, representing 82.5% of such outstanding voting capital stock, pursuant to which the Company's Amended and Restated Articles of Incorporation were approved and adopted. The Amendment and Restatement related to (1) the change of the Company's name to VANTAS Incorporated, and (2) and increase in the Company's authorized capital stock and the creation of the Series D Preferred Stock and the Series E Preferred Stock.

      Item 5. Other Information

      Effective January 1, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned 39 business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Preferred Stock ("Series C Preferred Stock"), and the Company received $8.4 million in cash.

      Prior to the Mergers, REC and InterOffice were majority-owned subsidiaries of Reckson Service Industries, Inc. ("RSI"). Pursuant to the terms of the Mergers, RSI received an approximately 24% equity interest in the Company in the form of Series C Preferred Stock of the Company, which it holds through two limited liability companies ( the "LLC's"). Pursuant to the Mergers and the issuance of securities described in Item 2, RSI currently owns directly or indirectly approximately 35% of the capital stock of the Company.

      The Company and RSI also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to the Company, provided certain third party and "most-favored nation" conditions are satisfied.

      In connection with the Mergers, the stockholders of the Company, including the LLC's, entered into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which holders of Series C Preferred Stock have the right to nominate four of the ten members of the board of directors of the Company (the "Board"), including the Chairman of the Board. A significant number of items presented to the Board will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of the Company's annual operating budget, certain borrowings and capital expenditures by the Company, the hiring or termination of certain executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of the Company (including the holders of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, mergers, changes to the charter documents of the Company and other matters. In addition, the Stockholder's Agreement contains non-competition provisions applicable to RSI, as well as provisions limiting the rights of the Series C Preferred Stock in the event RSI is acquired by certain competitors of the Company.

      RSI has entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Company's Board of Directors, relating to the purchase of all or part of such shareholders' capital stock in the Company, including capital stock realted to the exercise of vested stock options. Under the terms of the agreements, the Company is obligated to provide payments to certain members of senior management, to offset the tax effects to the individuals of the sales of shares, subject to certain qualifications relating to those individuals remaining in the employ of the Company. In addition, the Company will incur non-cash compensation expense based on the difference between the closing price of RSI's common stock at the closing date and the exercise price of the options exercised by senior management. Based on the closing price of RSI's common stock on November 12, 1999, the charge for the tax gross-up and the non-cash compensation will approximate $8.8 million and $10.2 million, respectively. These charges will be included in merger and integration expense during the fourth quarter of 1999, and are subject to adjustment based on the actual closing price of RSI's common stock at the closing date. Upon consummation of the purchases contemplated by these agreements, which is currently expected to occur between November, 1999 and February, 2000, RSI is expected to own between 67% and 87% of the Company's outstanding capital stock.

      As of November 15, 1999, the Board was comprised of David Beale, Scott Rechler, Dan DiSano, Chris George, Jon Halpern, Jeffrey Neumann and Stephen Rathkopf. Messrs. Rechler, DiSano, George, Neumann and Rathkopf are officers of RSI.

      The consummation of the purchases by RSI of other shareholders' capital stock of the Company described above will result in the vesting of the outstanding stock options issued under the Company's 1996 stock option plan.

      Item 6. Exhibits and Reports on Form 8-K

 (a)   Exhibits

       Exhibit Number   Description

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

                                       VANTAS Incorporated

         11/15/99                      /s/ David W. Beale
       -------------                   ----------------------------------------
            Date                       David W. Beale
                                       President, Chief Executive Officer

         11/15/99                      /s/ Alan Langer
       --------------                  ----------------------------------------
            Date                       Alan Langer
                                       Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer