Form 10KT405
period 1998-12-31
VANTAS INC
filed 2000-01-18
CIK 834935

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 AND

|X| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from July 1, 1998 to December 31, 1998

                         Commission File Number 0-18274
                                _________________

                               VANTAS INCORPORATED
                      (F/K/A EXECUTIVE OFFICE GROUP, INC.)
             (Exact name of registrant as specified in its charter)

               NEVADA                            13-3353508
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

     90 PARK AVENUE, SUITE 3100                    10016
            NEW YORK, NY                         (Zip Code)
        (Address of principal
          executive offices)

       Registrant's telephone number, including area code: (212) 907-6400
                                _________________

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                                _________________

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |X|

      The number of the Registrant's shares of Class A common stock, par value $.01 per share, outstanding was 7,064,222 as of December 31, 1999. There is no established trading market for the Class A common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

===============================================================================

                                TABLE OF CONTENTS

 ITEM                                                                      FORM 10-K T
  NO.                                                                      REPORT PAGE
------                                                                     -------------
                                     PART I
  1.  Business ................................................................I-1
  2.  Properties ..............................................................I-6
  3.  Legal Proceedings .......................................................I-8
  4.  Submission of Matters to a Vote of Security Holders .....................I-8

                                     PART II
  5.  Market for Registrant's Common Equity and Related Stockholder Matters....II-1
  6.  Selected Financial Data..................................................II-1
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations....................................................II-3
7(A). Quantitative and Qualitative Disclosures about Market Risk ..............II-11
  8.  Financial Statements and Supplementary Data..............................II-12
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.....................................................II-39

                                    PART III
 10.  Directors and Executive Officers of the Registrant.......................III-1
 11.  Executive Compensation...................................................III-4
 12.  Security Ownership of Certain Beneficial Owners and Management...........III-6
 13.  Certain Relationships and Related Transactions...........................III-8

                                     PART IV
 14.  Financial Statements and Schedules, Exhibits and Reports on Form 8-K.....IV-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

      VANTAS Incorporated ("VANTAS"), previously known as ALLIANCE NATIONAL INCORPORATED, and prior to that, Executive Office Group, Inc., is the largest owner-operator of business centers and provider of related business support services in North America with, as of December 31, 1999, 198 operating business centers (including 5 centers that are managed for third party owners). As of December 31, 1999, VANTAS also had entered into leases with respect to the development of an additional 11 business centers that are not yet opened for occupancy. VANTAS's operating business centers are located in 26 states, the District of Columbia, France and Mexico and total over 3.7 million square feet and approximately 13,000 rentable offices. Business center location is a key consideration in VANTAS's business plan. VANTAS leases a large percentage of its business centers in Class A office buildings. VANTAS does not own any real estate. VANTAS was organized in 1986 as a Nevada corporation.

      VANTAS provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. VANTAS also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services; and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. VANTAS also provides similar services for those businesses and individuals that do not require offices on a full-time basis. Such products and services enhance the professional appearance of clients and allow them to immediately focus on their respective businesses while avoiding the costs and distractions of establishing and managing their own fully-equipped facility. In most cases, equipment and services provided by VANTAS are superior to those which clients would otherwise use due to the ability of VANTAS to spread the expense of acquiring and maintaining such equipment and services over a larger base of users.

      Since 1996, VANTAS has grown through an aggressive acquisition strategy. As of December 31, 1999, VANTAS had acquired or merged with 37 entities, which were comprised of 183 business centers at a total cost of approximately $205.7 million.

      VANTAS changed its fiscal year end from June 30th to December 31st which resulted in a six month Transition Period ending December 31, 1998. The decision to change the fiscal year was made pursuant to the merger agreement discussed below.

SUBSEQUENT DEVELOPMENTS

      In January 1999, two newly formed subsidiaries of VANTAS were merged (the "Mergers") with and into InterOffice Superholdings Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned 39 business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of VANTAS and the former shareholders of such entities received 13,325,424 shares of VANTAS's Series C Convertible Preferred Stock ("Series C Preferred Stock"), and VANTAS received $8.4 million in cash.

      Prior to the Mergers, REC and InterOffice were majority-owned subsidiaries of Reckson Service Industries, Inc. ("RSI"). Pursuant to the terms of the Mergers, RSI received an approximate 24% equity interest in VANTAS in the form of Series C Preferred Stock, which it holds through two limited liability companies (the "RSI LLC's").

      VANTAS and RSI also entered into an intercompany agreement pursuant to which RSI has the opportunity to be the exclusive provider of certain business services to VANTAS, provided certain third party and "most-favored nation" conditions are satisfied.

      In connection with the Mergers, certain of the stockholders of VANTAS, including the RSI LLC's, entered into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which holders of Series C Preferred Stock have the right to nominate four of the ten members of the board of directors of VANTAS (the "Board"), including the Chairman of the Board. A significant number of items presented to the Board will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of VANTAS's annual operating budget, certain borrowings and capital expenditures by VANTAS, the hiring or termination of certain executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of VANTAS (including the holders of VANTAS's Series A Convertible Preferred Stock ("Series A Preferred Stock"), Series B Convertible Preferred Stock ("Series B Preferred Stock") and Series C Preferred Stock) were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, mergers, changes to the charter documents of VANTAS and other matters. In addition, the Stockholder's Agreement contains non-competition provisions applicable to RSI, as well as provisions limiting the rights of the Series C Preferred Stock in the event RSI is acquired by certain competitors of VANTAS.

      RSI has entered into agreements with certain shareholders of VANTAS, including members of VANTAS's senior management and former members of the Board, relating to the purchase of all or part of such shareholders' securities in VANTAS, including capital stock related to the exercise of vested stock options by members of senior management. Under the terms of the agreements with senior management and former members of the Board, VANTAS is obligated to remit applicable withholding taxes related to the compensation expense associated with the exercise of such options, subject to certain qualifications relating to those individuals remaining in the employ of VANTAS. Certain of the purchases contemplated by these agreements have been completed, including the purchases from VANTAS's senior management and former members of the Board. As of December 31, 1999, RSI owned, directly or indirectly, approximately 63% of the outstanding capital stock of VANTAS. Upon consummation of all of the purchases contemplated by these agreements, which is currently expected to occur in January, 2000, RSI is expected to own approximately 86% of VANTAS's outstanding capital stock.

      As of the date of filing of this report, the Board was comprised of David Beale, VANTAS's Chief Executive Officer and President, Scott Rechler, Daniel DiSano, Christopher George, Jon Halpern, Jeffrey Neumann and Stephen Rathkopf. Messrs. Rechler, DiSano, George, Neumann and Rathkopf are officers of RSI.

OFFICE OPERATIONS

      VANTAS offers its clients various customized office solution plans based on their particular needs and preferences. The two most popular plans are OfficePlus(TM) (full-time program) and OfficeAccess(TM) (part-time program). Details of these services are described below:

      OFFICEPLUS(TM) : VANTAS's full-service office program provides clients with fully furnished and equipped individual offices and suites and a full array of business support services without substantial investment of time and money, enabling companies to allocate resources more effectively. In addition to a fully furnished office and access to such business support services, clients receive the following additional amenities and benefits:

      o Convenient location with a prestigious address and building directory lobby listing;

      o     Reception area with a receptionist to greet and announce guests;

      o     Personalized telephone answering, message services and voice mail;

      o     Incoming mail and package handling;

      o     Access to conference rooms equipped with audio visual equipment;

      o     Kitchen facilities with complimentary coffee and tea service; and

      o Specified complimentary use at any of the almost 200 VANTAS affiliated business center locations worldwide.

      OFFICEACCESS(TM): Certain of VANTAS's clients prefer to maintain a local presence in a particular market or to access VANTAS's worldwide network and to utilize many of the services offered by VANTAS, but do not need a full-time office. As a result, VANTAS offers a part-time plan called the OfficeAccess(TM) program. Clients receive a prestigious address, building directory lobby listing, personalized telephone answering, message and voice mail services, facsimile capabilities, incoming mail handling and limited use of conference rooms and/or offices on an availability basis. Certain clients may have needs that are more limited and may use only a portion of these services.

      The OfficeAccess(TM) program provides flexibility for VANTAS's clients. For example, as a client grows, it can transfer into an OfficePlus(TM) program. Similarly, should an OfficePlus(TM) client need to downsize, it can adjust its overhead and participate as an OfficeAccess(TM) client in a seamless manner.

SUPPORT SERVICES

      VANTAS offers a variety of additional services to its OfficePlus(TM) and OfficeAccess(TM) clients on an as-needed basis and charges for these services according to a price schedule. The most widely used services offered by VANTAS include the following:

      TELEPHONE SERVICES AND EQUIPMENT: VANTAS offers a variety of telephone services and provides related equipment.

      SECRETARIAL AND OTHER ADMINISTRATIVE SERVICES: VANTAS offers a variety of administrative services to its clients who are charged on an hourly basis. Such services, which are a key determinant in a client's decision to choose a business center, include word processing and secretarial services, desktop publishing/graphics design, clerical services (i.e., photocopying, filing, labeling, concierge services, etc.), and technical support services (hardware/software).

      PHOTOCOPYING SERVICES: VANTAS provides on-site high-speed copying capabilities to its clients for a base charge per page.

      FACSIMILE SERVICES: Incoming and outgoing facsimile services are provided to clients at per page rates.

      BROADBAND INTERNET ACCESS: The Internet has become a powerful medium of information and communication and has been widely adopted by business people. VANTAS provides clients with high-speed broadband access to the Internet.

      In addition, VANTAS offers additional services such as conference room rentals, video conferencing services, office supplies, parking and other various services.

CLIENTS

      As of December 31, 1999, VANTAS had approximately 6,000 full-time clients, representing approximately 17,000 people, and 5,000 part-time clients for a total of 11,000 clients across all of its business centers. Approximately 60% of its OfficePlus(TM) clients are regional or national companies, often purchasing VANTAS services at multiple locations. National and regional firms generally prefer doing business with a larger, well-capitalized business center operator, such as VANTAS, in order to ensure longevity and consistency of service, as well as the ability to contract for multiple locations in multiple markets with a single provider. In return, the largest business center operators typically obtain more favorable terms than single site operators who are unable to provide this level of service. Some of VANTAS's clients include 3Com Corporation, Microsoft Corp., Gateway, Inc., Netscape Communications Corporation, John Hancock Mutual Life Insurance Company, Hyperion Solutions Corporation, Fidelity Investments, Lucent Technologies, Inc., Novell, Inc., GE Capital Corporation, and Northpoint Communications. No single client accounts for more than 1% of VANTAS revenues.

SUPPLIERS AND VENDORS

      VANTAS's main vendors are its landlords from whom it leases office space. These landlords include primarily large real estate companies from which VANTAS leases space at multiple locations. On average, the initial lease terms are 10 years. VANTAS's landlords include Principal Mutual Life Insurance Company, Reckson Operating Partnership, L.P., Boston Properties, Inc., Duke-Weeks Realty Corporation, Blue Cross and Blue Shield Association, and NationsBank, N.A. No single landlord accounts for more than 3.0% of the aggregate annual rental payments made by VANTAS.

      VANTAS also contracts with highly reputable suppliers such as Federal Express Corporation, Dell Computer Corporation, Staples, Inc., Qwest Communications International, Inc., and PeopleSoft, Inc. for services including long distance, shipping, office supplies, and computer equipment. Given VANTAS's scale and international reach, it typically receives favorable treatment and generally is able to negotiate volume discounts from suppliers.

LEASES AND CLIENT OFFICE SERVICE AGREEMENTS

      The initial terms of the agreements pursuant to which VANTAS leases office space from landlords average approximately 10 years and, in most cases, carry lease renewal options at 95% to 100% of fair market value. In any given year, a portion of the leases held in VANTAS's portfolio of leases will be eligible for renewal. This lease expiration diversity enables VANTAS to manage lease rates on a portfolio basis. In the years ending December 31, 2000, 2001 and 2002, 4.4%, 11.8% and 11.3% of the leases are scheduled to expire, respectively.

      VANTAS provides furnished office space to tenants on short-term notice with flexible terms. A number of a business center's clients leave a facility during the course of a year and, therefore, maintaining high occupancy requires ongoing sales efforts. Despite the short-term nature of the office service agreements, however, many clients have elected to renew their office service agreements and have remained clients for longer periods of time. VANTAS estimates that the historical average length of stay of its clients is approximately two to three years. At December 31, 1999, VANTAS's average annual occupancy rate for business centers owned and operated by VANTAS was approximately 85%. Although VANTAS's occupancy rates vary from one period to another and is not the only determinant in VANTAS's ability to generate revenues and profits, the continued profitability of VANTAS is dependent upon sufficiently high occupancy rates.

COMPUTER SYSTEMS

      VANTAS has nearly completed the process of upgrading its information technology system to enhance functionality and centralize information and reporting capabilities. The newly developed infrastructure supports future growth objectives and provides an enhanced organizational structure.

THE INDUSTRY

      The Executive Suite Association, the industry's trade association, estimates that there are currently approximately 4,000 business center locations in the U.S. generating in excess of $3.0 billion of annual revenues, and 1,500 locations internationally. The industry is highly fragmented with approximately 10% of total business centers owned by the three largest participants, including VANTAS.

      Several trends are driving the increased acceptance and usage of business centers, including:

      o the increasingly widespread use of business centers facilities by national and regional corporations to support mobile employees;

      o the growth in the number of small businesses nationwide requiring more flexible office space and related services;

      o the growth in the number of home-based businesses and free agents utilizing part-time office facilities for meetings and support services;

      o the continuing trend of corporate downsizing which often results in the need for temporary office space for former employees seeking new jobs and/or starting new businesses;

      o the growing use and acceptance of enhanced telecommunication and computer technologies which can help businesses create "virtual offices" without fixed space requirements; and

      o the increased awareness by commercial real estate owners that business centers can enhance their building's occupancy and efficiency, provide amenities to existing tenants (such as conference facilities and offices for visiting executives) and act as an incubator for future tenants.

      Furthermore, the emergence of certain communications technologies has played an important role in the growth of the industry. Improved telephony services and Internet applications have become more frequently utilized and integrated into business centers' service offerings. As the industry continues to expand, office equipment and communications technology will become an increasingly competitive factor. Business center operators are likely to face pressure to invest in technology in order to offer services such as E-mail and LANs as well as video conferencing. It is believed that higher levels of investment and technological sophistication will lead to further industry consolidation. Operators with access to capital and economies of scale, such as VANTAS, are well positioned to lead this consolidation by providing this sophisticated technological support to their clients.

COMPETITION

      VANTAS's largest competitors are Regus Business Corp., a business center company with a large international presence and a smaller but expanding presence in the United States, and HQ Global Workplaces Inc., a company which is controlled by CarrAmerica Realty Corp. and is an owner and franchiser of business center locations in the U.S. and several countries internationally. VANTAS may compete with these and other entities in both the search for attractive business center locations and in attracting and retaining clients in its business centers as well as skilled managers.

EMPLOYEES

      As of December 31, 1999, VANTAS employed approximately 1,200 people. None of VANTAS's employees are covered by collective bargaining agreements and management believes its relations with its employees are good. VANTAS is continually implementing and improving its operating systems, and expanding, training and managing its employees.

      Management compensation consists of base salaries, incentive compensation based upon Company performance and qualitative discretionary bonuses. In addition, officers and managers participate in a stock option plan designed to motivate long-term contribution to VANTAS.

ITEM 2. PROPERTIES

      VANTAS corporate headquarters is located at 90 Park Avenue, New York, New York 10016. Management believes that such office space is sufficient to meet its present needs and does not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to VANTAS.

CURRENT BUSINESS CENTERS

      As of December 31, 1999, VANTAS owns and operates 187 business centers (including 5 managed centers) in 26 states and the District of Columbia. In addition, VANTAS owns five business centers in France and six business centers in Mexico. For the twelve month period ended December 31, 1999, no business center accounted for more than 2% of VANTAS's revenues. Further, for the twelve-month period ended December 31, 1999, less than 5% of VANTAS's total revenues were generated from business centers located outside of the United States. Business center location is a key consideration in VANTAS's expansion plan given that convenient locations attract more clients and thus lead to higher occupancy rates. VANTAS leases all of its facilities and does not own any real estate.

      VANTAS business centers by location as of December 31, 1999:

                                   # OF BUSINESS                     RENTABLE
         LOCATION                      CENTERS                        OFFICES
         --------                      -------                        -------

UNITED STATES
Alabama                                   2                               133
Arizona                                   5                               377
California                               48                             3,375
Colorado                                  6                               403
District of Columbia                      7                               501
Florida                                   5                               393
Georgia                                  10                               566
Illinois                                 11                               740
Indiana                                   1                                66
Kansas                                    1                                84
Massachusetts                             6                               404
Maryland                                  4                               320
Michigan                                  6                               455
Minnesota                                 3                               237
Missouri                                  2                               137
North Carolina                            3                               225
New Jersey                                4                               187
New York                                 19                             1,269
Ohio                                      9                               540
Oklahoma                                  1                                53
Oregon                                    1                                20
Pennsylvania                              3                               195
Tennessee                                 2                               138
Texas                                    14                             1,055
Virginia                                 10                               728
Washington                                3                               218
Wisconsin                                 1                                51

            Total United States         187                            12,870

INTERNATIONAL

France                                    5                               167
Mexico                                    6                               228

            Total International          11                               395

GRAND TOTAL WORLDWIDE                   198                            13,265

INTERNATIONAL EXPANSION

      Management believes that, in today's global marketplace with today's technology, a global presence is advantageous. In order to continue to develop a strong international account program, VANTAS is exploring expansion opportunities in business communities where its clients do business globally. VANTAS's expansion plans are focused primarily on establishing an international footprint in Western Europe, Canada and Latin America. VANTAS's international expansion strategy entails the development of a presence in these markets through acquisition and new center development.

ITEM 3. LEGAL PROCEEDINGS

      VANTAS is not presently subject to any material litigation nor, to VANTAS's knowledge, is any litigation threatened against VANTAS, other than claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of VANTAS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 29, 1998, an action by written consent was executed by holders of 13,550,753 shares of VANTAS's outstanding voting capital stock, representing 86.3% of such outstanding voting capital stock, approving, among other things, the consummation of the Mergers, the issuance of the Series C Preferred Stock, and certain amendments to VANTAS's amended and restated articles of incorporation in order to effectuate the Mergers.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      VANTAS is owned primarily by RSI and certain officers, directors and employees of VANTAS. An established public market for the common equity of VANTAS does not currently exist. Therefore, accurate information as to the market value of the common equity of VANTAS at any given date is not available.

      VANTAS has not paid and does not anticipate the payment of any dividends on its common stock in the foreseeable future. Payment of dividends on VANTAS's common stock is prohibited under VANTAS's credit facilities unless approved by the requisite banks thereunder. The payment of dividends will also be subject to any limitations imposed by other credit facilities and debt securities that VANTAS may obtain or issue in the future.

      On April 29, 1998, VANTAS issued and sold 1,730,062 shares of Series B Preferred Stock at a price of $4.75 per share, for an aggregate cash purchase price of $8,217,795. On August 4, 1998, VANTAS issued and sold 200,000 shares of Series B Preferred Stock to David Beale, VANTAS's President and Chief Executive Officer, at a price of $4.75 per share, for a purchase price of $950,000. The purchase price was paid in the form of an interest-bearing promissory note.

      On December 21, 1998 (with an effective date of July 1, 1998), VANTAS issued 897,789 shares of Series B Preferred Stock, valued at $4.75 per share, to the limited partners of limited partnerships then managed by VANTAS in exchange for the limited partnership units held by such persons. VANTAS also made cash payments in connection with such exchange. The cash payment was financed through the issuance and sale of 395,000 shares of Series B Preferred Stock to certain existing shareholders of VANTAS, at a price of $4.75 per share, for an aggregate cash purchase price of $1,876,250.

      VANTAS issued and sold all of the above-referenced securities pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The offerings were made to a limited number of offerees, all of whom were accredited investors (as defined in Rule 501 promulgated under the Act). The terms of the Series B Preferred Stock provide for (1) automatic conversion into shares of VANTAS's Class A Common Stock ("Class A Common Stock"), in the event of an initial public offering of VANTAS's capital stock and (2) conversion at the option of the holder, in whole or in part, at any time into Class A Common Stock. The conversion rate is currently one to one, but such rate is subject to adjustment in the event of certain dilutive events.

      In addition, during VANTAS's fiscal year ended June 30, 1998, certain directors and an officer of VANTAS exercised, in the aggregate, options to acquire 420,000 shares of the Class A Common Stock, at a per share price of $.50 share. The aggregate cash proceeds received by VANTAS in connection with such exercises was $210,000. VANTAS issued and sold all of the above-referenced securities pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

Set forth below are selected historical consolidated statement of operations data of VANTAS as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended June 30, 1996, 1997, 1998, and the six months ended December 31, 1998 and the selected historical consolidated balance sheet data as of June 30, 1996, 1997, 1998 and December 31, 1998 were derived from the audited Consolidated Financial Statements of VANTAS, which are included herein. The selected historical consolidated statement of operations data for the six months ended December 31, 1997 and the selected consolidated balance sheet as of December 31, 1997 were derived from the unaudited consolidated financial statements which are not included herein. The selected historical consolidated statements of operations data for the years ended June 30, 1994 and 1995 and the selected historical consolidated balance sheet data as of June 30, 1994 and 1995 were derived from the audited consolidated financial statements of VANTAS, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the accompanying notes thereto appearing elsewhere herein

                                                                                                               Six Months Ended
                                                                   Year Ended June 30,                           December 31,
                                                                   ------------------                       ---------------------
                                                  1994 (2)     1995      1996 (3)   1997 (4)    1998 (5)    1997 (6)     1998 (7)
                                                  --------     ----      --------   --------    --------    --------     --------
                                                                                             (Restated) (8)           (Restated) (8)
Statement of Operations Data:
    Revenues                                     $     5.9   $    8.9   $    12.0  $    29.1    $    66.5   $    27.2   $    54.1
    Net income (loss)                                 (1.0)      (0.3)        0.6        2.9          4.1         2.0         1.9
    Net income (loss) applicable to common stock      (1.0)      (0.3)        0.6        2.0        (10.2)        1.3        (5.4)
    Basic earnings (loss) per share              $   (0.23)  $  (0.07)  $    0.12  $    0.42    $   (2.06)  $    0.27   $   (1.08)
    Diluted earnings (loss) per share            $   (0.23)  $  (0.07)  $    0.12  $    0.30    $   (2.06)  $    0.16   $   (1.08)

Other Operating Data:
    EBITDA (1)                                   $    (0.1)  $    0.2   $     1.0  $     2.9    $    12.4   $     5.6   $     9.0
    EBITDA as a % of revenues                         (1.7%)      2.2%        8.8%      10.1%        18.6%       20.6%       16.6%
    Cash flows provided by (used in ) operating
    activities                                        (0.2)       0.5        (0.1)       4.0         11.5         4.4         7.1
    Cash flows used in investing activities           (0.1)      (0.8)       (1.6)     (22.5)       (38.8)      (14.4)      (44.2)
    Cash flows provided by financing activities        0.6        0.4         1.8       19.4         31.8        10.8        34.7

                                                                     As of June 30,                         As of December 31,
                                                                   ------------------                        -----------------
                                                    1994       1995        1996       1997       1998         1997       1998
                                                  --------     ----      --------   --------   --------     --------   --------
                                                                                                           (Unaudited)
Balance Sheet Data:
    Working capital (deficiency)                 $    (0.6) $    (1.3)  $    (1.0) $     0.5  $     4.6    $     1.5  $     4.3
    Total assets                                       4.1        4.4         6.0       36.1       92.7         52.1      134.1
    Long-term debt                                     0.1        -           -         11.5       38.0         23.0       65.1
    Other long-term liabilities                        2.6        2.8         2.9        5.7       21.6          7.6       17.3
    Redeemable convertible preferred stock             -          -           -         12.3       34.5         11.5       47.9

------------------
(1) Earnings (loss) before interest, income taxes, depreciation and amortization ("EBITDA") is not intended to represent cash flow in accordance with generally accepted accounting principles ("GAAP") and does not represent the measure of cash available for distribution. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended as an alternative to earnings from continuing operations or net income and should not be considered as an indicator of overall financial performance. EBITDA is not a measurement under GAAP and may not be comparable with other similarly titled measures of other companies that do not compute EBITDA in the same manner.

(2) For the year ended June 30, 1994, in 2 unrelated acquisitions, VANTAS acquired 2 business centers for an aggregate purchase price of $ 1.4 million.

(3) For the year ended June 30, 1996, in 1 acquisition, VANTAS acquired 3 business centers for an aggregate purchase price of $ .8 million.

(4) For the year ended June 30, 1997, in 3 unrelated acquisition, VANTAS acquired 25 business centers for an aggregate purchase price of $22.8 million.

(5) For the year ended June 30, 1998, in 14 unrelated acquisition, VANTAS acquired 44 business centers for an aggregate purchase price of $42.8 million.

(6) For the six months ended December 31, 1997, in 4 unrelated acquisitions, VANTAS acquired 12 business centers for an aggregate purchase price of $13.5 million.

(7) For the six months ended December 31, 1998, in 6 unrelated acquisitions, VANTAS acquired 16 business centers for an aggregate purchase price of $16.5 million. Additionally, VANTAS was the General Partner and manager for seven limited partnerships (the "Partnerships"), which owned and operated 9 business centers. These business centers were either acquired or developed by VANTAS on behalf of the Partnerships. Effective July 1, 1998, VANTAS acquired the remaining interest in these partnerships for 817,353 shares of Series B Preferred Stock and cash of approximately $2.0 million.

(8) See Note 16 to the Consolidated Financial Statements with regard to the restatements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K for the Transition Period, together with other statements and information publicly disseminated by VANTAS contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. VANTAS cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of VANTAS, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of VANTAS and (vi) increases in operating costs. Accordingly, there is no assurance that VANTAS's expectations will be realized.

      The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

      As of December 31, 1998, VANTAS owned and operated 98 business centers throughout the United States and the District of Columbia. This included 6 business centers, which were currently under development, and business centers that had been open for nine months or less (collectively "Developing Centers"). Additionally, VANTAS manages business centers for unrelated third parties.

      The following table represents certain information relating to business centers under management as of: JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998 DECEMBER 31, 1997 DECEMBER 31, 1998

                                            June 30, 1996    June 30, 1997    June 30, 1998   December 31, 1997    December 31, 1998
                                            -------------    -------------    -------------   -----------------    -----------------
Owned and operating                               9              35                 80              47                    92

Developing Centers                                2               2                  3               2                     6

Managed for unrelated third parties               3               3                  5               3                     5

Total business centers under management          14              40                 88              52                   103

      VANTAS has grown through an aggressive acquisition strategy beginning in 1996. Since July 1, 1995, VANTAS had acquired or merged with 24 entities, which were comprised of 88 business centers with a total purchase price of approximately $82.9 million.

The following table represents a summary of information regarding the acquisitions of business centers by VANTAS:

                                  I--------- FOR THE YEARS ENDED ------------I     I ------- FOR THE SIX MONTHS ENDED ---------I

                                   JUNE 30, 1996  JUNE 30, 1997 JUNE 30, 1998        DECEMBER 31,1997   DECEMBER 31, 1998

Number of business centers                   3            25              44                    12                  16
acquired

Purchase price                             $.8        $ 22.8          $ 42.8                 $13.5              $ 16.5

Number of acquisitions                       1             3              14                     4                   6

      Additionally, VANTAS was the General Partner and manager for seven limited partnerships (the "Partnerships"), which owned and operated 9 business centers. These business centers were either acquired or developed by VANTAS on behalf of the Partnerships. Effective July 1, 1998, VANTAS acquired the remaining interest in these partnerships for 817,353 shares of Series B Preferred Stock and cash of approximately $2.0 million.

      In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial operations, it is expected to have a positive impact on the financial results of operations of VANTAS.

      These activities have had a material impact on the results of operations and financial position of VANTAS and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (THE "TRANSITION PERIOD") AND 1997

REVENUES. Total business center revenues for the Transition Period in 1998 were $54.1 million, an increase of $26.9 million or 98.9% from the corresponding period in 1997.

      Business centers that were acquired after July 1, 1997 ("Acquired Centers") had revenues for the Transition Period and 1997 of $28.6 million and $4.2 million, respectively, representing an increase of $24.4 million from the corresponding period in 1997. This increase in revenues resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the Transition Period of $24.6 million, an increase of $2.1 million, or 9.3% from the corresponding period in 1997. The increase in Same Center revenues is attributable to an increase in office rental revenues of $1.1 million, or 8.1%, and an increase in support service revenues of $1.0 million, or 11.2% from 1997. Office rental revenues increased due to more favorable office pricing as well as an increase in occupancy levels. The increase in support services is primarily attributable to an increase in OfficeAccess(TM) and telecommunication revenues.

      Developing Center revenues were $ .9 million for the Transition Period, an increase of $ .4 million, or 80%, from the corresponding period in 1997 is principally due to an increase in the number of developing centers, from 2 to 6.

EXPENSES. Total business center expenses for the Transition Period were $42.1 million, representing an increase of $21.5 million, or 104.6% from the corresponding period in 1997.

      Acquired Center expenses for the Transition Period and the corresponding period in 1997 were $23.0 million and $3.0 million, respectively, representing an increase of $20.0 million from the corresponding period in 1997. This increase resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Center expenses for the Transition Period were $17.8 million, an increase of $ .8 million, or 4.7% from the corresponding period in 1997. This increase is primarily attributable to higher payroll and related expenses associated with building a regional infrastructure to accommodate a greater number of business centers and increased marketing and advertising costs.

      Developing Center expenses for the Transition Period were $1.3 million, an increase of $ .7 million from the corresponding period in 1997 principally due to an increase in the number of developing centers, from 2 to 6.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the Transition Period, COBC was $12.0 million as compared to $6.6 million for the same period in 1997. The COBC as a percentage of total revenues ("COBC Margin") was 22.1% for the Transition Period as compared to 24.3% for the corresponding period in 1997. The decrease in overall business center COBC Margin of 2.2% from 1997 is primarily attributable to the significant increase in Acquired Centers and its associated lower COBC Margin. COBC Margin from Acquired Centers was 19.6% as compared to Same Center COBC Margin of 27.6% in 1998.

      Acquired Center COBC was $5.6 million for the Transition Period, an increase of $4.4 million from the corresponding period in 1997. The COBC Margin from Acquired Centers for the Transition Period was 19.6% as compared to 28.6% for the corresponding period. The decrease in Acquired Center COBC Margin of 9.0% is primarily attributable to 1997 acquisitions of business centers that were more mature and better managed at the time of acquisitions than those acquired in 1998. In addition, some of the business centers acquired in 1998 were more strategic to our business plan and had lower COBC margins as a result of their desirable geographic locations.

      Same Center COBC was $6.8 million for the Transition Period as compared to $5.5 million for the corresponding period in 1997. The COBC Margin from Same Centers for the Transition Period was 27.6% as compared to 24.4% for the corresponding period in 1997. The increase in Same Center COBC Margin is primarily attributable to greater occupancy levels and higher office rental pricing.

      In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for VANTAS to integrate these Acquired Centers into its existing operations and apply VANTAS's management philosophy, policies and procedures and maximize VANTAS's concentrated marketing efforts which are expected to produce greater occupancy and support services revenue.

      Developing Centers generated a loss from operations for the Transition Period of $ .4 million, an increase in losses of $ .3 million from the corresponding period in 1997.

OTHER (EXPENSES) INCOME. For the Transition Period, other (expenses) income were $8.6 million, representing an increase of $5.2 million, or 154.2% from the corresponding period in 1997. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization expense and interest expense of $1.7 million, $1.9 million and $1.8 million or 96.5%, 213.4% and 163.5%, respectively.

      The increase in corporate general and administrative expenses was attributable to increases in corporate office personnel and associated travel and rent expense due to increased space requirements. These increases were related to the expansion of the corporate offices associated with VANTAS's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with VANTAS's acquisitions. It is also attributable to an increase in capital expenditures associated with technology and telecommunication infrastructure additions and leasehold improvements for business centers. Interest expense is primarily related to VANTAS's Credit Facility. This increase resulted from increased borrowings related to VANTAS's acquisitions.

INCOME TAXES. VANTAS's effective income tax rate was 42.1% and 40.0% for the Transition Period and the corresponding period in 1997, respectively. VANTAS's effective income tax rate for the Transition Period increased primarily as a result of the impact of state income taxes.

NET INCOME. VANTAS had net income for the Transition Period and the corresponding period in 1997 of $1.9 million and $2.0 million, respectively.

      Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the Transition Period was $7.3 million, representing an increase of $6.6 million from the corresponding period in 1997. This increase is primarily the result of the Accretion associated with the Series A Convertible Redeemable Preferred Stock, which was adjusted for the increase in the estimated market value of VANTAS's common stock over the corresponding period in 1997 (See Note 13 of the Notes to Consolidated Financial Statements).

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES. Total business center revenues for the year ended June 30, 1998 were $66.5 million, an increase of $37.4 million or 128.7% from the corresponding period in 1997.

      Business centers that were acquired after July 1, 1996 ("Acquired Centers") had revenues for the years ended June 30, 1998 and 1997 of $49.5 million and $14.3 million, respectively, representing an increase of $35.2 million from the corresponding period in 1997. This increase in revenues resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the year ended June 30, 1998 of $15.7 million, an increase of $1.5 million, or 10.6% from the corresponding period in 1997. The increase in Same Center revenues is attributable to an increase in office rental revenues of $ .8, or 9.1%, and an increase in support service revenues of $ .7 million, or 13.0% from 1997. The increase in office rental revenue was due to more favorable office pricing partially offset by a small reduction in occupancy levels. The increase in support services is primarily attributable to an increase in OfficeAccess(TM) and telecommunication revenues.

      Developing Center revenues were $1.3 million for the years ended June 30, 1998, an increase of $.7 million from the corresponding period in 1997.

EXPENSES. Total business center expenses for the year ended June 30, 1998 were $49.5 million, representing an increase of $26.4 million, or 114.1% from the corresponding period in 1997.

      Acquired Center expenses for the years ended June 30, 1998 and 1997 were $35.9 million and $10.7 million respectively, representing an increase of $25.2 million from the corresponding period in 1997. This increase resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Center expenses for the year ended June 30, 1998 were $12.0 million, an increase of $.5 million, or 4.3% from the corresponding period in 1997. This increase is primarily attributable to higher to higher payroll and related expenses associated with building a regional infrastructure to accommodate a greater number of business centers and increased marketing and advertising costs.

      Developing Center expenses for the year ended June 30, 1998 were $1.5 million, an increase of $.6 million from the corresponding period in 1997.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the year ended June 30, 1998, COBC was $17.1 million as compared to $6.0 million for the same period in 1997. The COBC Margin was 25.6% for the year ended June 30, 1998 as compared to 20.6% for the corresponding period in 1997. The increase in overall business center COBC Margin of 5.1% from 1997 is primarily attributable to an increase in COBC Margin from Acquired Centers and Same Centers of 2.3% and 4.5%, respectively.

      Acquired Center COBC was $13.6 million for the year ended June 30, 1998, an increase of $10.0 million from the corresponding period 1997. The COBC Margin from Acquired Centers for the years ended June 30, 1998 and 1997 was 27.5% and 25.2%, respectively. The increase in Acquired Centers COBC Margin is primarily attributable to higher office rental pricing.

      Same Center COBC was $3.7 million for the year ended June 30, 1998 as compared to $2.7 million for the corresponding period in 1997. The COBC Margin from Same Centers for the year ended June 30, 1998 was 23.6% as compared to 19.0% for the corresponding period in 1997. The increase in Same Centers COBC Margin is primarily attributable to higher office rental pricing.

      Developing Centers generated a loss from operations for the year ended June 30, 1998 of $ .2 million, a decrease of $ .1 million from the corresponding period in 1997.

OTHER (EXPENSES) INCOME. For the year ended June 30, 1998, other (expenses) income, were $10.0 million, representing an increase of $5.6 million, or 128.1% from the corresponding period in 1997. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization expense and interest expense of $1.7 million, $1.9 million and $2.3 million or 62.5%, 160.9% and 242.6%, respectively. This was partially offset by an increase in managed center income of $ .3 from the corresponding period in 1997.

      The increase in corporate general and administrative expenses was attributable to increases in corporate office personnel and associated travel, related office expansion, and consulting fees associated with VANTAS's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with VANTAS's acquisitions. It is also attributable to an increase in capital expenditures associated with technology and telecommunication infrastructure additions and leasehold improvements for business centers. Interest expense is primarily related to VANTAS's Credit Facility. This increase resulted from interest expense on borrowings related to VANTAS's acquisitions.

INCOME TAXES. VANTAS's effective income tax rate was 39.8% and (93.1%) for the years ended June 30, 1998 and 1997, respectively. VANTAS's effective income tax rate in 1997 resulted primarily from the income tax benefit associated with the reversal of the valuation allowance on net deferred tax assets established in prior years during 1997. VANTAS did not record a valuation allowance as of June 30, 1997 based upon management's projection of taxable income in future periods.

NET INCOME. VANTAS had net income for the years ended June 30, 1998 and 1997 of $4.1 million and $2.9 million, respectively.

      Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the year ended June 30, 1998 was $14.3 million, representing an increase of $13.5 million from the corresponding period in 1997. This increase is primarily the result of the Accretion associated with the Series A Convertible Redeemable Preferred Stock, which was adjusted for the increase in the estimated market value of VANTAS's common stock over the corresponding period in 1997 (See Note 13 of the Notes to Consolidated Financial Statements).

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES. Total business center revenues for the year ended June 30, 1997 were $29.1 million, an increase of $17.1 million, or 143.2% from the corresponding period in 1996.

      Business centers that were acquired after July 1, 1995 ("Acquired Centers") had revenues for the years ended June 30, 1997 and 1996 of $18.2 million and $1.1 million, respectively, representing an increase of $17.1 million from the corresponding period in 1996. This increase in revenues resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Business centers, excluding Acquired Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the year ended June 30, 1997 of $10.3 million, an increase of $0.6 million, or 6.2% from the corresponding period in 1996. The increase in Same Center revenues is attributable to an increase in office rental revenues of $ .4, or 6.9%, and an increase in support service revenues of $ .2 million, or 5.1% from the corresponding period in 1996. Office rental revenues increased due to more favorable office pricing as well as an increase occupancy levels. The increase in support services is primarily attributable to an increase in OfficeAccess(TM) and telecommunication revenues.

      Developing Center revenues were $ .6 million for the years ended June 30, 1997, a decrease of $ .6 million from the corresponding period in 1996.

EXPENSES. Total business center expenses for the year ended June 30, 1997 were $23.1 million, representing an increase of $13.0 million or 129.3% from the corresponding period in 1996.

      Acquired Center expenses for the years ended June 30, 1997 and 1996 were $14.0 million and $ .9 million, respectively, representing an increase of $13.1 million from the corresponding period in 1996. This increase resulted primarily from an increase in the number of and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

      Same Center expenses for the year ended June 30, 1997 were $8.2 million, an increase of $ .4 million or 5.1% from the corresponding period in 1996. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and annual operating rental passthroughs.

      Developing Center expenses for the year ended June 30, 1997 were $ .9 million, a decrease of $ .5 million from the corresponding period in 1996.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the year ended June 30, 1997, COBC was $6.0 million as compared to $1.9 million for the same period in 1996. The COBC Margin was 20.6% for the year ended June 30, 1997 as compared to 15.7% for the corresponding period in 1996. The increase in overall business center COBC Margin of 4.8% from 1996 is primarily attributable to the significant increase in Acquired Center COBC Margin over the corresponding period.

      Acquired Center COBC was $4.2 million for the year ended June 30, 1997, an increase of $4.0 million from the corresponding period in 1996. The COBC Margin from Acquired Centers for the year ended June 30, 1997 were 23.1%. There were minimal acquisitions completed during the year ended June 30, 1996.

      Same Center COBC was $2.1 million for the year ended June 30, 1997 as compared to $1.9 million for the corresponding period in 1996. The COBC Margin from Same Centers for the year ended June 30, 1997 was 20.4% as compared to 19.6% for the corresponding period in 1996.

OTHER EXPENSES, NET. For the year ended June 30, 1997, other expenses, net, were $4.4 million, representing an increase of $3.2 million or 258.2% from the corresponding period in 1996. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization expense and interest expense of $1.8 million, $ .6 million and $ .9 million or 181.0%, 106.0% and 1,602.9%, respectively.

The increase in corporate general and administrative expenses was attributable to increases in corporate office personnel and related placement fees and consulting fees associated with VANTAS's growth. The increase in depreciation and amortization expense relates to fixed assets acquired and goodwill associated with VANTAS's acquisitions. It is also attributable to an increase in capital expenditures associated with technology and telecommunication infrastructure additions and leasehold improvements for Developing and Same Centers. Interest expense is primarily related to VANTAS's Credit Facility. This increase resulted from increased borrowings related to VANTAS's acquisitions.

INCOME TAXES. VANTAS's effective income tax rate was (93.1%) and 33.2% for the years ended June 30, 1997 and 1996, respectively. VANTAS's effective income tax rate in 1997 resulted primarily from the income tax benefit associated with the reversal of a the valuation allowance on net deferred tax assets established in prior years during 1997. VANTAS did not record a valuation allowance as of June 30, 1997 based upon management's projection of taxable income in future periods.

NET INCOME. VANTAS had net income for the years ended June 30, 1997 and 1996 of $2.9 million and $ .6 million, respectively.

      Accretion of the stated return on investment on VANTAS's redeemable preferred stock for the year ended June 30, 1997 was $ .8 million, representing an increase of $ .8 million from the corresponding period in 1996. This increase is the result of VANTAS's issuance of Series A Convertible Preferred Stock in the fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, VANTAS has primarily relied upon cash flows generated from operations, borrowings from its lenders and sales of its securities to satisfy its liquidity and capital requirements. Principal liquidity needs have included the acquisition and development of new business centers, debt service requirements and other capital expenditures necessary to maintain existing business centers and upgrade and build the corporate infrastructure to manage VANTAS's operations effectively.

      As of December 31, 1998, VANTAS had borrowed $73.0 million against its $100.0 million credit facility (the "Facility"). In addition, VANTAS had outstanding letters of credit of approximately $1.5 million, which reduced available borrowings under the Facility. Interest on the Facility ranged from LIBOR plus 3.00% (8.56% at December 31, 1998) to LIBOR plus 3.50% (9.06% at December 31, 1998).

      VANTAS had working capital of $4.3 million at December 31, 1998 as compared to working capital of $4.6 million at June 30, 1998. As of December 31, 1998, working capital included restricted cash of $10.0 million, which was made available upon the completion of the Mergers.

      Cash flows generated from operating activities for the Transition Period were $7.1 million, representing an increase of $2.8 million from the corresponding period in 1997. This increase is attributable to VANTAS's growth through acquisitions during the period.

      Cash used in investing activities for the year ended December 31, 1998 was $44.2 million, an increase of $29.8 million from the corresponding period in 1997. The increase is attributable to VANTAS's acquisition and development of business centers, and the deployment of resources to expand the technology base at its business centers and its corporate offices. In addition, as noted above, VANTAS was required to deposit the funded portion of its Facility into a restricted cash account.

      Cash provided by financing activities for the Transition Period was $34.7 million, representing an increase of $24.0 million from the corresponding period in 1997. During the Transition Period, VANTAS completed various equity transactions whereby it raised $2.3 million in net proceeds by selling shares of VANTAS's convertible preferred stock to accredited investors. Net proceeds from borrowings and repayments of borrowings during the Transition Period amounted to $34.5 million as compared to $11.5 million for the corresponding period in 1997.

SUBSEQUENT EVENT. On August 3, 1999, VANTAS completed a transaction, which increased its $100.0 million credit facility (the amended and restated "Credit Facility") to $157.9 million. Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.0% (9.50% at December 31, 1999) to LIBOR plus 3.75% (10.25% at December 31, 1999) for a one, three or nine month period at the election of VANTAS. VANTAS pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. Borrowings under the Credit Facility are formula based and available up to the maximum amount of the Credit Facility.

      VANTAS anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations. In addition, VANTAS anticipates that cash on hand, availability under its Credit Facility, issuance of equity, as well as other debt alternatives, will provide the necessary capital required by VANTAS to continue its growth strategy, through the acquisition and development of business centers.

EFFECTS OF INFLATION

      Certain of the Company's leases include increases in annual rent based on changes in the consumer price index or similar inflation indices. The Company's contracts with its clients generally range from six to twelve months in duration. Accordingly, the Company has the ability to pass on its increased costs at the time of renewal of such contracts.

      Interest on the Company's borrowings under the Facility is based on floating interest rates. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements, that mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate indebtedness under the Facility. These rates of interest will be influenced by changes in short-term rates and are sensitive to inflation and other factors.

      A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rates under the Facility.

IMPACT OF YEAR 2000

      The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

      As of the date of this filing, total costs related to the Year 2000 issue were approximately $3.7 million.

      As of the date of this filing, VANTAS has not experienced any material adverse effects to its business or operations as a result of the Year 2000 issue.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk facing VANTAS is interest rate risk on its Facility. The Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.50% for a one, three or six month period at the election of VANTAS. The rate of interest on the Facility will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. As significant increase in interest rates may have a negative impact on the earnings of VANTAS due to the variable interest under the Facility.

      Based on variable rate debt levels, a 10% change in market interest rates as of December 31, 1998 (56 basis points on a weighted average) would have an approximate 6.3% impact on VANTAS' interest expense, net for the Transition Period.

      VANTAS has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1998, VANTAS had no other material exposure to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Accountants

To the Board of Directors and Stockholders of VANTAS Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of VANTAS Incorporated and Subsidiaries, previously known as ALLIANCE NATIONAL Incorporated, at June 30, 1997 and 1998 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 and for the period July 1, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 16, the financial statements have been restated to classify redeemable convertible preferred stock outside of permanent equity and to record accretion to the full redemption amount of the preferred stock.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 1999, except as to Note 16
for which the date is January 6, 2000.

VANTAS Incorporated and Subsidiaries

Consolidated Balance Sheets

                               ASSETS:                                       June 30,         June 30,        December 31,
                                                                               1997             1998             1998
                                                                           -------------    -------------    -------------
                                                                                                                (Note 1)
                                                                             (Restated)       (Restated)       (Restated)
Current assets:
  Cash and cash equivalents                                                $   1,432,304    $   5,909,954    $   3,615,087
  Restricted cash                                                                     --               --       10,000,000
  Accounts receivable, net of allowance for doubtful accounts of
    $257,000, $266,000 and $401,000, respectively                              1,086,792        3,299,434        3,821,175
  Prepaid expenses and other current assets                                    1,088,314        2,183,162        5,145,682
  Deferred income taxes                                                          823,900           86,000          174,000
  Deferred financing costs                                                       382,638          564,000          466,727
                                                                           -------------    -------------    -------------
      Total current assets                                                     4,813,948       12,042,550       23,222,671

Intangibles, net                                                              19,717,414       61,046,547       81,605,181
Property and equipment, net                                                    8,418,380       15,118,895       23,124,702
Deferred financing costs, net                                                  1,435,171        1,411,563        2,584,418
Deferred income taxes                                                            670,200               --               --
Security deposits                                                                998,483        1,391,669        2,110,952
Other assets, net                                                                     --        1,673,276        1,426,526
                                                                           -------------    -------------    -------------
      Total assets                                                         $  36,053,596    $  92,684,500    $ 134,074,450
                                                                           =============    =============    =============

          LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
  Accounts payable and accrued expenses                                    $   3,036,841    $   5,581,351    $   9,578,807
  Income taxes payable                                                            98,118               --               --
  Capital lease obligations                                                      388,432          829,888          731,510
  Deferred rent payable                                                          225,646          543,861          727,619
  Notes payable                                                                  532,099          500,000        7,875,000
                                                                           -------------    -------------    -------------
       Total current liabilities                                               4,281,136        7,455,100       18,912,936

Notes payable                                                                 11,500,000       37,960,000       65,125,000
Acquisitions payable                                                                  --        8,430,534               --
Tenants' security deposits                                                     2,982,520        6,630,533        8,592,948
Deferred rent payable                                                          2,086,284        5,319,174        6,607,771
Deferred income taxes                                                                 --          701,000        1,514,000
Capital lease obligations                                                        589,517          474,515          602,153
                                                                           -------------    -------------    -------------
       Total liabilities                                                      21,439,457       66,970,856      101,354,808
                                                                           -------------    -------------    -------------
Minority interest                                                              1,682,179          821,673               --
                                                                           -------------    -------------    -------------

Commitments and contingencies

Redeemable convertible preferred stock, authorized 15,000,000 shares:
  Series A Convertible, $.01 par value, issued and outstanding
    7,574,711 shares (liquidation preference $12,900,000)                     12,324,047       26,435,741       33,177,234
  Series B Convertible, $.01 par value, issued and outstanding
    1,730,062 shares at June 30, 1998; 3,222,851 shares at
    December 31, 1998 (liquidation preference $15,309,000)                            --        8,062,714       15,700,638
  Note receivable from issuance of redeemable convertible
    preferred stock                                                                   --               --         (950,000)
                                                                           -------------    -------------    -------------
                                                                              12,324,047       34,498,455       47,927,872
                                                                           -------------    -------------    -------------
Stockholders' equity (deficit):
  Common stock, $.01 par value, authorized 35,000,000 shares, issued and outstanding 4,843,468, 4,951,868 and 4,901,868,
    shares, respectively                                                          48,435           49,519           49,019
  Additional paid-in capital                                                   3,375,609        3,370,608        3,133,608
  Deficit                                                                     (2,816,131)     (13,026,611)     (18,390,857)
                                                                           -------------    -------------    -------------
      Total stockholders' equity (deficit)                                       607,913       (9,606,484)     (15,208,230)
                                                                           -------------    -------------    -------------
      Total liabilities and stockholders' equity (deficit)                 $  36,053,596    $  92,684,500    $ 134,074,450
                                                                           =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

VANTAS Incorporated and Subsidiaries

Consolidated Statements of Income

                                                                                             Transition
                                                       Years Ended June 30,                 Period Ended
                                            --------------------------------------------    December 31,
                                                1996            1997            1998            1998
                                            ------------    ------------    ------------    ------------
                                                                                              (Note 1)
                                                                             (Restated)      (Restated)
Business Center Operations:
  Revenues:
    Office rentals                          $  7,280,400    $ 17,474,724    $ 39,390,571    $ 31,897,310
    Support services                           4,683,977      11,622,891      27,147,060      22,159,876
                                            ------------    ------------    ------------    ------------
                                              11,964,377      29,097,615      66,537,631      54,057,186
                                            ------------    ------------    ------------    ------------

  Expenses:
    Rent                                       4,358,251      10,394,622      21,737,973      18,765,386
    Support services                           1,842,885       4,846,502       8,998,258       7,788,189
    Center general and administrative          3,880,039       7,871,511      18,743,683      15,556,730
                                            ------------    ------------    ------------    ------------
                                              10,081,175      23,112,635      49,479,914      42,110,305
                                            ------------    ------------    ------------    ------------

      Contribution from operation of
        business centers                       1,883,202       5,984,980      17,057,717      11,946,881
                                            ------------    ------------    ------------    ------------

Other (expenses) income:
  Corporate general and administrative          (985,739)     (2,769,544)     (4,501,361)     (3,452,021)
  Depreciation and amortization                 (569,291)     (1,172,594)     (3,058,729)     (2,762,348)
  Interest expense, net                          (54,648)       (930,598)     (3,188,126)     (2,884,300)
  Managed center income                          210,801         377,743         692,408         454,105
  Other income                                   177,821         121,405          78,604          47,106
                                            ------------    ------------    ------------    ------------
                                              (1,221,056)     (4,373,588)     (9,977,204)     (8,597,458)
                                            ------------    ------------    ------------    ------------
      Income before minority interest and
        income taxes                             662,146       1,611,392       7,080,513       3,349,423

Minority interest in net loss (income) of
  consolidated partnerships                      174,641        (118,880)       (290,985)             --
                                            ------------    ------------    ------------    ------------

      Income before income taxes                 836,787       1,492,512       6,789,528       3,349,423

(Provision) benefit for income taxes            (278,000)      1,389,100      (2,700,000)     (1,410,000)
                                            ------------    ------------    ------------    ------------

      Net income                            $    558,787    $  2,881,612    $  4,089,528    $  1,939,423
                                            ------------    ------------    ------------    ------------

Accretion of preferred stock                          --        (846,437)    (14,300,008)     (7,303,669)
                                            ------------    ------------    ------------    ------------

      Net income (loss) applicable to
        common stock                        $    558,787    $  2,035,175    $(10,210,480)   $ (5,364,246)
                                            ============    ============    ============    ============

Share information:
  Basic earnings (loss):
    Net income (loss) per common share      $       0.12    $       0.42    $      (2.06)   $      (1.08)
                                            ============    ============    ============    ============
    Average shares outstanding                 4,491,026       4,835,029       4,954,035       4,951,325
                                            ============    ============    ============    ============

  Diluted earnings (loss):
    Net income (loss) per common share      $       0.12    $       0.30    $      (2.06)   $      (1.08)
                                            ============    ============    ============    ============
    Average shares outstanding                 4,491,026       9,498,068       4,954,035       4,951,325
                                            ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

VANTAS Incorporated and Subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

                                                                       Redeemable Convertible Preferred Stock
                                                    ---------------------------------------------------------------------------
                                                             Series A                       Series B                 Note
                                                    ------------   ------------   ------------    ------------  Receivable from
                                                       Shares         Amount         Shares          Amount       Stockholder
                                                    ------------   ------------   ------------    ------------  ---------------
                                                                    (Restated)                     (Restated)
Balance, July 1, 1995                                         --             --             --              --              --
Exercise of common stock options                              --             --             --              --              --
Issuance of common stock                                      --             --             --              --              --
Adjustment to outstanding common stock                        --             --             --              --              --
Net income                                                    --             --             --              --              --
                                                    ------------   ------------   ------------    ------------    ------------
    Balance, June 30, 1996                                    --             --             --              --              --

Issuance of common stock                                      --             --             --              --              --
Issuance of Series A preferred stock, net              7,574,711   $ 11,477,610             --              --              --
Accretion of preferred stock                                  --        846,437             --              --              --
Net income                                                    --             --             --              --              --
                                                    ------------   ------------   ------------    ------------    ------------
    Balance, June 30, 1997                             7,574,711     12,324,047             --              --              --

Exercise of common stock options                              --             --             --              --              --
Tax benefit from exercise of common stock options             --             --             --              --              --
Purchase and retirement of common stock                       --             --             --              --              --
Issuance of Series B preferred stock, net                     --             --      1,730,062    $  7,874,400              --
Accretion of preferred stock                                  --     14,111,694             --         188,314              --
Net income                                                    --             --             --              --              --
                                                    ------------   ------------   ------------    ------------    ------------

    Balance, June 30, 1998                             7,574,711     26,435,741      1,730,062       8,062,714              --

Purchase and retirement of common stock                       --             --             --              --              --
Purchase and retirement of Series B
  preferred stock                                             --             --         (5,300)        (25,175)             --
Issuance of Series B preferred stock, net                     --             --      1,298,089       6,150,923              --
Note receivable from stockholder for the
  issuance of Series B preferred stock                        --             --        200,000         950,000    $   (950,000)
Accretion of preferred stock                                  --      6,741,493             --         562,176              --
Net income                                                    --             --             --              --              --
                                                    ------------   ------------   ------------    ------------    ------------

    Balance, December 31, 1998                         7,574,711   $ 33,177,234      3,222,851    $ 15,700,638    $   (950,000)
                                                    ============   ============   ============    ============    ============

                                                                                  Stockholders' Equity (Deficit)
                                                    ------------------------------------------------------------------------------
                                                             Common Stock           Additional        Retained          Total
                                                    ----------------------------      Paid-in         Earnings      Stockholders'
                                                        Shares        Amount          Capital         (Deficit)    Equity (Deficit)
                                                    ------------    ------------    ------------    ------------   ---------------
                                                                                                     (Restated)       (Restated)
Balance, July 1, 1995                                  4,364,700    $     43,647    $  3,265,759    $ (5,410,093)   $ (2,100,687)
Exercise of common stock options                         407,000           4,070              --              --           4,070
Issuance of common stock                                  30,000             300              --              --             300
Adjustment to outstanding common stock                     6,768              68              --              --              68
Net income                                                    --              --              --         558,787         558,787
                                                    ------------    ------------    ------------    ------------    ------------
    Balance, June 30, 1996                             4,808,468          48,085       3,265,759      (4,851,306)     (1,537,462)

Issuance of common stock                                  35,000             350         109,850              --         110,200
Issuance of Series A preferred stock, net                     --              --              --              --              --
Accretion of preferred stock                                  --              --              --        (846,437)       (846,437)
Net income                                                    --              --              --       2,881,612       2,881,612
                                                    ------------    ------------    ------------    ------------    ------------
    Balance, June 30, 1997                             4,843,468          48,435       3,375,609      (2,816,131)        607,913

Exercise of common stock options                         420,000           4,200         205,800              --         210,000
Tax benefit from exercise of common stock options             --              --         202,000              --         202,000
Purchase and retirement of common stock                 (311,600)         (3,116)       (412,801)             --        (415,917)
Issuance of Series B preferred stock, net                     --              --              --              --              --
Accretion of preferred stock                                  --              --              --     (14,300,008)    (14,300,008)
Net income                                                    --              --              --       4,089,528       4,089,528
                                                    ------------    ------------    ------------    ------------    ------------

    Balance, June 30, 1998                             4,951,868          49,519       3,370,608     (13,026,611)     (9,606,484)

Purchase and retirement of common stock                  (50,000)           (500)       (237,000)             --        (237,500)
Purchase and retirement of Series B
  preferred stock                                             --              --              --              --              --
Issuance of Series B preferred stock, net                     --              --              --              --              --
Note receivable from stockholder for the
  issuance of Series B preferred stock                        --              --              --              --
Accretion of preferred stock                                  --              --              --      (7,303,669)     (7,303,669)
Net income                                                    --              --              --       1,939,423       1,939,423
                                                    ------------    ------------    ------------    ------------    ------------

    Balance, December 31, 1998                         4,901,868    $     49,019    $  3,133,608    $(18,390,857)   $(15,208,230)
                                                    ============    ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

VANTAS Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                                 Transition
                                                                              Years Ended June 30,              Period Ended
                                                                --------------------------------------------    December 31,
                                                                    1996             1997           1998             1998
                                                                ------------    ------------    ------------    ------------
                                                                                                                   (Note 1)
Cash flows from operating activities:
  Net income                                                    $    558,787    $  2,881,612    $  4,089,528    $  1,939,423
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                  569,291       1,172,594       3,058,729       2,762,348
      Amortization of deferred financing costs                            --         145,845         404,144         175,505
      Deferred income taxes                                               --      (1,494,100)      2,109,100         725,000
      Provision for doubtful accounts                                 11,100         203,200         387,900         250,672
      Minority interest in net income (loss) of
        consolidated partnerships                                   (174,641)        118,880         290,985              --
      Deferred rent payable                                           70,442         527,835         823,170         491,047
      Deferred credits                                                    --              --        (213,940)       (211,675)
      Non-cash interest expense                                           --         110,200         118,133          62,522
      Changes in operating assets and liabilities:
        Accounts receivable                                         (253,506)       (221,538)     (1,708,163)       (555,361)
        Prepaid expenses and other assets                           (416,934)       (393,572)       (893,165)       (776,122)
        Security deposits                                           (123,461)       (141,569)       (167,531)       (767,581)
        Accounts payable and accrued expenses                       (486,366)      1,127,311       1,972,993       2,467,215
        Income taxes payable                                         278,000        (179,882)         (1,822)       (847,942)
        Other liabilities                                           (312,655)             --              --              --
        Tenants' security deposits                                   220,999         132,002       1,195,375       1,420,640
                                                                ------------    ------------    ------------    ------------
          Net cash provided by (used in) operating activities        (58,944)      3,988,818      11,465,436       7,135,691
                                                                ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Acquisition of net assets of business centers                     (675,000)    (20,496,983)    (33,901,325)    (28,397,887)
  Purchases of property and equipment                               (918,516)     (1,960,313)     (4,860,373)     (5,781,922)
  Restricted cash                                                         --              --              --     (10,000,000)
                                                                ------------    ------------    ------------    ------------
          Net cash used in investing activities                   (1,593,516)    (22,457,296)    (38,761,698)    (44,179,809)
                                                                ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from borrowings                                           779,099      12,912,500      33,229,000      34,665,000
  Repayments on borrowings                                          (139,335)     (1,846,005)     (6,801,099)       (125,000)
  Deferred financing costs                                                --      (1,963,654)       (561,898)     (1,251,087)
  Payments of capital leases                                        (112,964)       (356,714)       (609,083)       (543,108)
  Contributions by minority partners                               1,600,000              --              --              --
  Distributions to minority partners                                (353,909)       (642,276)     (1,151,491)             --
  Proceeds from exercise of common stock options                          --              --         210,000              --
  Purchase and retirement of common and preferred stock                   --              --        (415,917)       (262,675)
  Proceeds from issuance of preferred stock,
    net of issuance costs                                                 --      11,257,610       7,874,400       2,266,121
                                                                ------------    ------------    ------------    ------------
          Net cash provided by financing activities                1,772,891      19,361,461      31,773,912      34,749,251
                                                                ------------    ------------    ------------    ------------

          Net increase (decrease) in cash                            120,431         892,983       4,477,650      (2,294,867)
Cash at beginning of period                                          418,890         539,321       1,432,304       5,909,954
                                                                ------------    ------------    ------------    ------------
          Cash at end of period                                 $    539,321    $  1,432,304    $  5,909,954    $  3,615,087
                                                                ============    ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $     65,000    $    653,000    $  2,457,000    $  2,865,000
                                                                ============    ============    ============    ============

  Cash paid during the period for income taxes                  $      3,000    $    285,000    $    561,000    $  1,425,200
                                                                ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Vantas Incorporated and Subsidiaries

Supplemental disclosures of non-cash activities:

   During the Transition Period, the Company acquired twenty-five business centers (including the remaining interests in all of its seven controlled partnerships), for $22,471,168 in cash and issued 817,853 shares of Series B Convertible Preferred Stock and the assumption of $993,277 in transaction related liabilities, $572,368 of capital lease obligations, and $541,775 in tenants' security deposit liabilities. Net assets acquired included net accounts receivable of $217,052, prepaid expenses and other assets of $102,704 and security deposits of $85,523.

   During the Transition Period, the Company capitalized $1,076,328 in transaction costs relating to mergers which occurred on January 8, 1999 (see Note 15), of which $536,964 is included in accounts payable at December 31, 1998.

   During the Transition Period, the Company recorded deferred credits of approximately $1,243,000 related to tenant improvements which are reimbursed by landlords and amortized against rent expense over the life of the leases.

   During the Transition Period, the Company issued 200,000 shares of Series B
      Convertible Preferred Stock to a key executive, for a note receivable of $950,000.

   During fiscal 1998, the Company acquired forty-three business centers for $42,159,702 in cash and related acquisitions payable and the assumption of $571,517 in transaction related liabilities, $583,479 of capital lease obligations, and $2,452,638 in tenants' security deposit liabilities. Net assets acquired included net accounts receivable of $892,379, prepaid expenses and other assets of $255,672 and security deposits of $225,655.

   During fiscal 1998, options for shares of common stock were exercised by certain directors and an officer. A tax benefit of $202,000 was recorded as an increase in additional paid-in capital and a reduction to income taxes payable.

   During fiscal 1998, the Company recorded deferred credits of approximately
      $2,940,000 related to tenant improvements, which are reimbursed by landlords and amortized against rent expense over the life of the leases.

   During fiscal 1998, the Company entered into capital lease obligations approximating $352,000.

   During fiscal 1997, the Company acquired twenty-five business centers for $20,496,983 in cash and the assumption of a $308,508 interest bearing note, $925,468 in transaction related liabilities, $756,357 of capital lease obligations and $1,630,673 in tenants' security deposit liabilities. Net assets acquired included net accounts receivable of $690,574, prepaid expenses of $142,647 and security deposits of $138,095.

   During fiscal 1997, notes payable to directors of $220,000 were converted to approximately 129,100 shares of Series A convertible preferred stock, $.01 par value.

   During fiscal 1997, the Company recorded interest expense of $110,200 related to the issuance of 65,000 shares of common stock, 30,000 of which were issued on June 30, 1996, to a financial institution.

   During fiscal 1997, the Company entered into capital lease obligations approximating $380,490.

   During fiscal 1996, the Company acquired three business centers for $675,000 in cash, issuance of a $100,000 interest bearing note and the assumption of $173,000 in liabilities.

   During fiscal 1996, the Company entered into capital lease obligations approximating $94,000.

VANTAS Incorporated and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies:

      Business

      VANTAS Incorporated and Subsidiaries (the "Company"), previously known as ALLIANCE NATIONAL Incorporated, operate 98 business centers in 24 states and the District of Columbia and manage 5 others for unrelated property owners, as of December 31, 1998. The Company provides fully furnished individual offices and suites and a full range of telecommunication and business support services to its clients that generally require 2,000 square feet or less of traditional office space. The Company does not own the real estate in which the business centers are located. The Company, through its OfficeAccess plan, also provides full time telephone answering and mail room services with access to conference room facilities for businesses and individuals that do not require offices on a full-time basis.

      The Company has changed its fiscal year end from June 30 to December 31. For clarity of presentation herein, the period from July 1, 1998 to December 31, 1998 is referred to as the "Transition Period Ended December 31, 1998" or "Transition Period".

      Principles of Consolidation

      The consolidated financial statements include the accounts of VANTAS Incorporated and its wholly-owned subsidiaries. The minority interest represented the minority partners' proportionate share of the net equity of the Company's consolidated partnerships as of June 30, 1996, 1997 and 1998 (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

      Income Recognition

      Office rental revenue and support services revenue are recognized as the related services are provided.

      Cash Equivalents

      The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

      Property and Equipment

      Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

      If there is an event or a change in circumstances that indicates that the basis of the Company's long-lived assets may not be recoverable, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset over its remaining useful life, on an undiscounted basis, to the carrying amount of the asset. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the assets.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      Intangible Assets

      Intangible assets consist of goodwill which is the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method primarily over 30 years.

      If there is an event or change in circumstances that indicates that the basis of the Company's long-lived intangibles may not be recoverable, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the business center for which the intangible relates over its remaining useful life, on an undiscounted basis, to the carrying amount of the intangible. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the intangible assets.

      Deferred Financing Costs

      The Company amortizes deferred financing costs over the term of the related debt. As of June 30, 1997 and 1998 and December 31, 1998, accumulated amortization was approximately $146,000, $500,000 and $675,000, respectively.

      Receivables and Concentration of Credit Risk

      The Company leases office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. The Company performs limited credit evaluations of its clients and generally requires at least two months' rent as a security deposit. The Company's facilities are located throughout the United States which limits the Company's exposure to certain economic risks, based upon local economic conditions.

      Cash balances are held primarily at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution. Recoverability is dependent upon the performance of the institution.

      Rent Expense

      Generally accepted accounting principles require that rent expense be recognized on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability.

      Rent expense charged to operations for the years ended June 30, 1996, 1997, 1998 and the Transition Period exceeded actual rental payments by approximately $70,000, $528,000, $823,000 and $491,000, respectively.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      As of June 30, 1998 and December 31, 1998, the deferred rent liability includes approximately $2,728,000 and $3,709,000 of deferred credits relating to tenant improvements, which are reimbursed or paid by landlords and amortized against rent expense over the lives of the leases, respectively.

      Income Taxes

      The Company accounts for income taxes under the deferral method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 8).

      Earnings Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"), became effective for the year ended June 30, 1998. In accordance with SFAS 128, basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effects of options, warrants and convertible securities. All periods prior to June 30, 1998 have been restated to conform with the requirements of SFAS 128.

      Recently Issued Pronouncements

      In fiscal 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The adoption of SFAS 130 did not have any impact on the Company's financial statements as there are no elements of comprehensive income other than net income. Accordingly, comprehensive income equals net income for all periods presented.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions and estimates relate to depreciable lives and recoverability of long-lived assets and intangibles. Actual results could differ from those estimates.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

2.    Acquisitions:

      During the Transition Period, in 6 unrelated acquisitions, the Company acquired 16 business centers for an aggregate purchase price of $17.4 million (see Note 13).

      Effective July 1, 1998, the Company acquired the remaining interests in all of its 7 controlled partnerships, representing 9 business centers, for 817,853 shares of Series B Convertible Preferred Stock and cash of approximately $2.0 million.

      Pro Forma Financial Information (Unaudited)

      The pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the year ended June 30, 1998 and the Transition Period ended December 31, 1998, adjusted to give effect to these acquisitions as of July 1, 1997.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on July 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                     Transition
                                                                    Period Ended
                                                      June 30,      December 31,
                                                        1998            1998
                                                   --------------  -------------

      Revenues                                     $ 105,465,000   $ 57,233,000
      Net income                                       6,973,000      2,098,000
      Basic loss per common share (Restated)               (1.54)         (1.05)
      Diluted loss per common share (Restated)             (1.54)         (1.05)

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

3.    Property and Equipment:

      Property and equipment consists of:

                                                   Depreciable        June 30,        June 30,       December 31,
                                                      life              1997            1998            1998
                                                 ----------------  ------------     ------------    ------------
          Office equipment, furniture and
          fixtures                                 5 - 7 years     $  7,964,902     $ 13,851,209    $ 21,649,976

          Leasehold improvements                   Shorter of
                                                  lease term or
                                                   useful life        2,525,067        4,982,545       6,663,780
                                                                   ------------     ------------    ------------

                                                                     10,489,969       18,833,754      28,313,756

             Less:  Accumulated depreciation and
               amortization                                          (2,071,589)      (3,714,859)     (5,189,054)
                                                                   ------------     ------------    ------------

                                                                   $  8,418,380     $ 15,118,895    $ 23,124,702
                                                                   ============     ============    ============

      Office equipment, furniture and fixtures include approximately $1,452,000, $2,387,870 and $3,003,680 of office equipment under capital leases, net of accumulated depreciation of $210,819, $581,223 and $824,664 at June 30, 1997 and 1998 and December 31, 1998, respectively.

4.    Intangibles:

      Intangible assets consist of:

                                                         June 30,        June 30,     December 31,
                                                           1997            1998          1998
                                                       ------------   -------------  ------------
          Goodwill                                     $ 20,396,422   $ 63,159,485   $ 84,295,771

             Less:  Accumulated amortization               (679,008)    (2,112,938)    (2,690,590)
                                                       ------------   -------------  ------------

                                                       $ 19,717,414   $ 61,046,547   $ 81,605,181
                                                       ============   =============  ============

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

5.    Notes Payable:

      On January 16, 1997, the Company entered into a $20 million credit agreement with a lending institution, which was amended on June 24, 1997 to $40 million with various lending institutions. The credit agreement provided for a $26 million acquisition loan commitment, a $12 million term loan, and a $2 million revolving loan commitment, including letters of credit. The Company also issued 90,958 warrants to the lenders to acquire the Company's common stock at $1.70 per share during the year ended June 30, 1997.

      Effective April 15, 1998, the Company increased the $40 million credit agreement with various lending institutions to $55 million. The credit agreement provided for a $38 million acquisition loan commitment, a $12 million term loan, and a $5 million revolving loan commitment, including letters of credit.

      Effective November 6, 1998, the Company increased the $55 million credit agreement with various lending institutions to $100 million. The credit agreement provides for a $23 million acquisition loan commitment, $70 million term loans, and a $7 million revolving loan commitment, including letters of credit. Interest on each commitment ranges from LIBOR plus 3.00% (8.56% at December 31, 1998) to LIBOR plus 3.50% (9.06% at December 31, 1998) for a one, three or six month period, at the election of the Company.

      The credit agreement contains certain covenants, one of which requires the Company to not exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are also other covenants pertaining to financial ratios and limitations on capital expenditures.

      Pursuant to the credit agreement, the lending institutions have an assignment of leases and rents associated with the Company's business centers to collateralize the notes payable.

      Acquisition Loan Commitment:

      The credit agreement provides the Company with an acquisition loan commitment which allows the Company to make acquisitions subject to certain terms and conditions. As of December 31, 1998, the Company had no borrowings outstanding under the acquisition loan commitment. In accordance with the credit agreement, the Company cannot borrow under the acquisition loan commitment after November 6, 2000. Principal repayments under the acquisition loan commitment shall commence on December 31, 2000 and are based upon percentages of the amount borrowed as follows:

                                                                    Repayment
                              Period                                Percentage
         -----------------------------------------------------   ---------------

         December 2000 - September 2001                          2.5% quarterly
         December 2001 - September 2002                          10% quarterly
         December 2002 - June 2003                               12.5% quarterly
         November 2003                                           12.5%

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      Term Loan:

      The $40 million Term Loan A outstanding at December 31, 1998 requires quarterly principal payments of $1,000,000 from March 31, 1999 through September 30, 1999, $1,625,000 from December 31, 1999 through September 30, 2000, $2,000,000 from December 31, 2000 through September 30, 2001,
      $2,625,000 from December 31, 2001 through September 30, 2002, $3,000,000 from December 31, 2002 through June 30, 2003 and $3,000,000 on November 6, 2003.

      The $30 million Term Loan B outstanding at December 31, 1998 requires quarterly principal payments of $62,500 from March 31, 1999 through June 30, 2003, $125,000 on September 30, 2003, $3,250,000 from December 31,
      2003 through September 30, 2004, $3,937,500 from December 31, 2004 through June 30, 2005 and $3,937,500 on November 6, 2005.

      At December 31, 1998, $10 million of the Term Loan was funded into a cash collateral account that the Company was not permitted to utilize until the completion of the merger with InterOffice Superholding Corporation and Reckson Executive Centers, Inc. (see Note 15).

      Revolving Loan Commitment:

      The $7 million revolving loan commitment, which expires on November 6, 2003, had $3 million outstanding at December 31, 1998.

      At December 31, 1998, the Company had outstanding letters of credit of approximately $1,486,000 for landlord security deposits which reduced the borrowings available under the revolving loan commitment.

      The carrying value of the notes payable approximates its fair value as of June 30, 1997 and 1998 and December 31, 1998.

      The total future principal repayments as of December 31, 1998 for each of the next five fiscal years and in the aggregate are:

             1999                                                   $  7,875,000
             2000                                                      7,125,000
             2001                                                      8,875,000
             2002                                                     11,125,000
             2003                                                     12,500,000
            Thereafter                                                25,500,000
                                                                    ------------

                                                                    $ 73,000,000
                                                                    ============

6.    Capital Leases:

      The Company is the lessee of office equipment under a number of capital leases expiring at various dates through 2002.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      Minimum future lease payments under capital leases as of December 31, 1998 for each of the next four years are approximately:

          1999                                                      $   839,000
          2000                                                          421,000
          2001                                                          202,000
          2002                                                           56,000
                                                                    -----------
          Total minimum lease payments                                1,518,000
          Less:  Amount representing interest                          (184,337)
                                                                    -----------

          Present value of minimum lease payments                   $ 1,333,663
                                                                    ===========

7.    Commitments and Contingencies:

      Operating Leases

      The Company and its subsidiaries lease certain business center facilities and their corporate offices under noncancellable operating leases expiring at various dates through 2012. Certain of these noncancellable operating leases provide for renewal options.

      Minimum future rental payments under these noncancellable operating leases as of December 31, 1998 for each of the next five years and in the aggregate are approximately:

          1999                                                    $ 39,111,000
          2000                                                      38,871,000
          2001                                                      36,377,000
          2002                                                      32,185,000
          2003                                                      29,003,000
          Thereafter                                                77,548,000
                                                                  ------------

                                                                  $253,095,000
                                                                  ============

      The Company is also generally obligated to reimburse the lessor for its proportionate share of operating expenses, which are not included in the above amounts.

      Employment Contract

      The Company has an employment contract with a key executive which expires in 2002 and includes automatic one-year renewal options. This contract provides for a minimum annual salary of $250,000 with annual increases based upon the Consumer Price Index for New York City, a performance bonus and an incentive plan.

      Custodial Accounts

      The Company acts as a trustee in connection with business centers that it manages for unrelated property owners. The cash held in trust and not reflected on the accompanying consolidated balance sheets approximated $740,000, $918,000 and $1,036,000 at June 30, 1997 and 1998 and December
      31, 1998, respectively.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      Other

      There are pending claims and litigation against the Company arising in the ordinary course of business. Management believes, after consultation with counsel, that these actions will not have a material adverse effect on the Company's results of operations.

8.    Income Taxes:

      The provision (benefit) for income taxes consists of the following:

                                                                                   Transition
                                                   Years Ended June 30,           Period Ended
                                       -----------------------------------------  December 31,
                                           1996           1997           1998          1998
                                       -----------    -----------    -----------   -----------
Current:
   Federal                             $   255,834    $    65,000    $   260,000   $   521,000
   State and local                          22,166         40,000        330,900       164,000
                                       -----------    -----------    -----------   -----------

                                           278,000        105,000        590,000       685,000
                                       -----------    -----------    -----------   -----------
Deferred:
   Federal                                      --     (1,269,985)     1,792,735       566,000
   State and local                              --       (224,115)       316,365       159,000
                                       -----------    -----------    -----------   -----------

                                                --     (1,494,100)     2,109,100       725,000
                                       -----------    -----------    -----------   -----------

           Total provision (benefit)   $   278,000    $(1,389,100)   $ 2,700,000   $ 1,410,000
                                       ===========    ===========    ===========   ===========

      The following is a reconciliation of the income tax expense (benefit) computed using the statutory federal income tax rate to the actual income tax expense (benefit) and its effective income tax rate:

                                                                                     Transition
                                                  Years Ended June 30,              Period Ended
                                       -----------------------------------------    December 31,
                                           1996           1997           1998           1998
                                       -----------    -----------    -----------    -----------
Income tax expense at
   federal statutory rate              $   284,508    $   507,454    $ 2,308,440    $ 1,138,804

State and local income taxes, net of
   federal income tax benefit               14,630         26,400        427,195        213,393

Reduction in valuation allowance          (142,900)    (2,001,200)            --             --

Impact of tax settlement                    58,893         56,000             --             --

Other, net                                  62,869         22,246        (35,635)        57,803
                                       -----------    -----------    -----------    -----------

                                       $   278,000    $(1,389,100)   $ 2,700,000    $ 1,410,000
                                       ===========    ===========    ===========    ===========

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      The deferred tax effects of temporary differences as of June 30, 1997 and 1998 and December 31, 1998 are as follows:

                                        June 30,       June 30,     December 31,
                                          1997           1998          1998
                                      -----------    -----------    -----------
Deferred tax assets:
   Accounts receivable allowance      $    76,600    $    86,000    $   174,000
   Deferred rent payable                   27,300        694,000        969,000
   Net operating losses                 1,730,200             --             --
                                      -----------    -----------    -----------
                                        1,834,100        780,000      1,143,000

Deferred tax liabilities:
   Fixed assets                          (159,700)      (704,000)      (429,000)
   Intangibles                           (177,900)      (687,000)    (2,054,000)
   Other                                   (2,400)        (4,000)            --
                                      -----------    -----------    -----------
                                         (340,000)    (1,395,000)    (2,483,000)

Net deferred tax asset (liability)    $ 1,494,100    $  (615,000)   $(1,340,000)
                                      ===========    ===========    ===========

9.    EBITDA:

      The following table sets forth the computation of earnings before interest expense (net), provision (benefit) for income taxes, depreciation and amortization expense ("EBITDA") for each of the periods presented:

                                                                                           Transition
                                                   Years Ended June 30,                   Period Ended
                                       ----------------------------------------------     December 31,
                                           1996             1997             1998             1998
                                       ------------     ------------     ------------     ------------
Revenues                               $ 11,964,377     $ 29,097,615     $ 66,537,631     $ 54,057,186
                                       ============     ============     ============     ============

Net income                             $    558,787     $  2,881,612     $  4,089,528     $  1,939,423

Interest expense, net                        54,648          930,598        3,188,126        2,884,300

Provision (benefit) for income taxes        278,000       (1,389,100)       2,700,000        1,410,000

Depreciation and amortization               569,291        1,172,594        3,058,729        2,762,348

Minority interest in EBITDA
    of consolidated partnerships           (413,207)        (662,041)        (667,490)              --
                                       ------------     ------------     ------------     ------------

EBITDA                                 $  1,047,519     $  2,933,663     $ 12,368,893     $  8,996,071
                                       ============     ============     ============     ============

EBITDA as a percentage of revenues                9%              10%              19%              17%
                                       ============     ============     ============     ============

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

10.   Earnings Per Share:

      The following table sets forth the computation of basic and diluted earnings per common share:

                                                               Years Ended June 30,
                                                   -------------------------------------------    December 31,
                                                       1996            1997           1998            1998
                                                   ------------   ------------    ------------    ------------
                                                                                   (Restated)      (Restated)
Numerator:
   Net income                                      $    558,787   $  2,881,612    $  4,089,528    $  1,939,423
   Accretion of preferred stock                              --       (846,437)    (14,300,008)     (7,303,669)
                                                   ------------   ------------    ------------    ------------

       Numerator for basic earnings per
         share-income applicable to common stock   $    558,787   $  2,035,175    $(10,210,480)   $ (5,364,246)

   Effect of dilutive securities:
     Accretion of preferred stock                            --        846,437              --              --
                                                   ------------   ------------    ------------    ------------

       Numerator for diluted earnings
         per share-income applicable to
         common stock after assumed conversions    $    558,787   $  2,881,612    $(10,210,480)   $ (5,364,246)

Denominator:
   Denominator for basic earnings per
     share-Weighted average shares                    4,491,026      4,835,029       4,954,035       4,951,325

   Effect of dilutive securities:
     Stock options                                           --        314,170              --              --
     Warrants                                                --             --              --              --
     Convertible preferred stock                             --      4,348,869              --              --
                                                   ------------   ------------    ------------    ------------

       Dilutive potential common shares                      --      4,663,039              --              --

         Denominator for diluted earnings
           per share-adjusted weighted average
           shares and assumed conversions             4,491,026      9,498,068       4,954,035       4,951,325
                                                   ============   ============    ============    ============

      Options and warrants to purchase 1,000,000, 3,653,119, 4,158,706 and 4,288,706 shares of common stock were outstanding as of June 30, 1996, 1997, 1998 and the Transition Period Ended December 31, 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Additionally, 9,304,773 and 10,797,562 shares of Convertible Preferred Stock were outstanding as of December 31, 1998, but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

11.   Stock Option Plan:

      During the Transition Period, options were granted by the Company's Board of Directors to a key executive, to acquire 200,000 shares of common stock. The options vested immediately and expire five years from the date of grant.

      During fiscal 1997, the Company's Board of Directors approved the adoption of the 1996 Stock Option Plan ("1996 Plan"). The 1996 Plan provided for the issuance of non-qualified stock options to key employees, directors and consultants. Under the 1996 Plan, options may be granted at prices determined by the Company's Board of Directors, but in no case shall such price be less than $2.00 per share. Options granted under this plan expire ten years from the date of grant and vest over a ten-year period. Under certain conditions, these options may vest on an accelerated basis. Options granted during fiscal 1997 and 1998 to acquire 1,225,000 and 220,750 shares of common stock, respectively, were granted under this plan. At December 31, 1998, 1,375,250 options were outstanding under this plan and no further options were available for grant.

      Certain options, granted in 1996 and 1997, prior to the adoption of the 1996 Plan, generally vested immediately, expire five years from the date of grant and are exercisable at prices that in the Board's opinion were equal to or exceeded the fair market value of the stock on the date of grant. Certain options granted in 1996, to acquire 440,000 shares of common stock expire seven years from the date of grant and vest over a three-year period.

      The following is a summary of the non-qualified stock options activity for the years ended June 30, 1996, 1997, 1998 and the Transition Period Ended December 31, 1998:

                              June 30,                June 30,                 June 30,                 December 31,
                               1996                     1997                     1998                      1998
                     -----------------------   ---------------------    ----------------------    ---------------------
                                    Weighted                Weighted                  Weighted                 Weighted
                                    Average                 Average                   Average                  Average
                                    Exercise                Exercise                  Exercise                 Exercise
                       Shares        Price       Shares       Price       Shares        Price       Shares       Price
                     ----------     --------   ----------   --------    ----------    --------    ----------   --------
Outstanding at
   beginning of
   period               677,000      $0.53      1,000,000     $1.16      2,725,000      $1.68      2,525,250      $1.98

     Granted          1,207,000       0.88      1,725,000      2.00        220,750       2.86        200,000       6.00
     Exercised         (407,000)      0.01             --        --       (420,000)      0.50             --         --
     Expired            (70,000)      1.00             --        --             --         --             --         --
     Retired           (407,000)      0.50             --        --           (500)      2.00        (70,000)      2.98
                     ----------                ----------               ----------                ----------

Options
outstanding,
   end of period      1,000,000      $1.16      2,725,000     $1.68      2,525,250      $1.98      2,655,250      $2.26
                     ==========                ==========               ==========                ==========

Options
exercisable,
   end of period        670,000      $0.75      1,280,000     $1.34      1,092,500      $1.81      1,186,583      $1.82
                     ==========                ==========               ==========                ==========

Options
available for
   grant, end of
   period                    --                   245,000                   24,250                        --
                     ==========                ==========               ==========                ==========

Weighted-average
   fair value of
   options
   granted
   during the
   period            $     0.08                $     0.22               $     0.61                $     0.11
                     ==========                ==========               ==========                ==========

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      During fiscal 1996, a key executive was granted a reduction in the exercise price of 407,000 stock options from $0.50 to $0.01.

      The exercise prices for options outstanding as of December 31, 1998 range from $0.50 to $6.00 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1998 is approximately 6 years.

      The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended June 30, 1996, 1997, and 1998 and the Transition Period Ended December 31, 1998, the Company's net income and earnings per share would have been as follows :

                                                      June 30,       June 30,         June 30,          December 31,
                                                        1996           1997             1998                1998
                                                   ------------    ------------     -------------      -------------
                                                                                      (Restated)         (Restated)
Net income as reported                            $     558,787   $   2,881,612     $   4,089,528      $   1,939,423
Net income - pro forma                                  525,797       2,752,612         4,049,598          1,909,131
Basic earnings (loss) per common share - as
reported                                                   0.12            0.42             (2.06)             (1.08)
Basic earnings (loss) per common share - pro
forma                                                      0.11            0.39             (2.07)             (1.09)
Diluted earnings (loss) per common share - as
reported                                                   0.12            0.30             (2.06)             (1.08)
Diluted earnings(loss) per common share - pro
forma                                                      0.11            0.29             (2.07)             (1.09)

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal 1996, 1997, 1998 and the Transition Period, respectively: no dividend yield; expected volatility of 0%, risk free interest rates of 6.3%, 6.2%, 5.7% and 5.3%; and expected lives approximating 5 years.

12.   Benefit Plan:

      The Company has a 401(k) voluntary savings and investment plan (the "Plan") open to all employees who meet certain minimum requirements. The Company can make voluntary contributions to the Plan not to exceed 6% of eligible participant compensation. Participants vest 100% in Company contributions after 3 years of service. The Company contributed approximately $17,000, $21,000, $95,000 and $86,000 to the Plan in fiscal 1996, 1997, 1998 and the Transition Period, respectively.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

13.   Redeemable Convertible Preferred Stock:

      During the Transition Period, the Company issued 817,853 shares of Series B Convertible Preferred Stock ("Series B") to acquire the remaining interests in all of its 7 controlled partnerships (see Note 2). Concurrent with this transaction, the Company issued 480,236 shares of Series B for net proceeds of $2,266,121 (net of issuance costs of $15,000). The Company also issued 200,000 shares of Series B to a key executive in exchange for a recourse note of $950,000, due on August 4, 2001 bearing interest at the rate of 5.48%, payable annually.

      During fiscal 1998, the Company authorized 3,500,000 shares and issued 1,730,062 shares of Series B for net proceeds of $7,874,400 (net of issuance costs of $343,395). In connection with the Series B offering, the Company issued 54,380 warrants to purchase the Company's common stock. The warrants are exercisable at $4.75 per share and expire on April 30, 2003.

      During fiscal 1997, the Company amended its Articles of Incorporation to increase the authorized shares of its common stock from 12.5 million to 35 million and its preferred stock from 2.5 million to 15 million. In addition, the Company reduced the par value of its preferred stock from $4 per share to $0.01 per share.

      During fiscal 1997, the Company authorized and issued 7,574,711 shares of Series A Convertible Preferred Stock ("Series A") for net proceeds of $11,257,610 (net of issuance costs of $1,430,455) and the conversion of $220,000 in notes payable to directors. In connection with the Series A offering, the Company issued 1,488,119 warrants to purchase the Company's common stock. The warrants are exercisable at $1.70 per share and expire in November 2001.

      The Series A and Series B (collectively, the "Preferred Stock") rank on a parity with each other and senior to the Company's common stock (the "Common Stock") with respect to payment of dividends and liquidation preferences. The holders of Preferred Stock are entitled to non-cumulative cash dividends when and as declared by the Company's Board of Directors in an amount equal to any equivalent per share cash dividend declared on the Common Stock. The shares of the Preferred Stock are convertible, in whole or in part, at any time prior to November 15, 2004 at the option of the holder thereof into an equivalent number of shares of Common Stock (subject to adjustments for certain dilutive events). Mandatory conversion of such shares into Common Stock will occur at the conversion rate described in the preceding sentence upon an initial public offering meeting certain quantitative standards.

      The outstanding shares of the Preferred Stock must be redeemed by the Company on November 15, 2004 at a price per share equal to $1.7041 (in the case of the Series A) or $4.75 (in the case of the Series B) plus a cumulative return computed on each such amount at the rate of 8% per annum for the period for which such shares were outstanding less the aggregate amount of all declared and paid cash dividends on such shares, if any (see Note

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

      15). The redemption price is payable either in cash or Common Stock, at the Company's election. Upon the occurrence of certain liquidation events, the holders of Preferred Stock shall be entitled to receive an amount per share equal to the respective redemption amounts set forth above. The holders of Preferred Stock are entitled to vote, on any matter requiring shareholder vote, equivalent to the number of shares of Common Stock into which such shares are convertible.

      In the event that there has not been an initial public offering or a merger involving the Company, in each case meeting certain standards, by November 15, 2001, the holders of the outstanding shares of the Preferred Stock may require the Company to repurchase (the "Put") such shares at a price per share equal to the greater of (i) $1.7041 (in the case of the Series A) or $4.75 (in the case of the Series B) plus a cumulative return computed on each such amount at the rate of 8% per annum for the period for which such shares were outstanding less the aggregate amount of all declared and paid cash dividends on such shares, if any, and (ii) the appraised value of the Common Stock into which the Preferred Stock is then convertible. The exercise of the Put requires participation by 66-2/3% of the then outstanding Preferred Stock and is subject to the consent of the Company's senior lender.

      In connection with the Put, the Company is accreting the difference between the carrying value of the Preferred Stock and the estimated maximum repurchase price as a reduction in retained earnings. The aggregate reduction as of December 31, 1998 was $22,450,114.

14.   Transition Period Comparative Data:

                                                          Six Months Ended
                                                            December 31,
                                                        1998            1997
                                                    ------------    ------------
                                                     (Reatated)    (Restated and
                                                                     Unaudited)

Revenues                                            $ 54,057,186    $ 27,179,231
                                                    ============    ============

Contribution from operation of business centers     $ 11,946,881    $  6,605,804
                                                    ============    ============

Income before income taxes                             3,349,423       3,266,256

Provision for income taxes                             1,410,000       1,305,000
                                                    ------------    ------------

Net income                                          $  1,939,423    $  1,961,256

Net income (loss) applicable to
   common stock                                     $ (5,364,246)   $  1,290,736
                                                    ============    ============

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

                                                       Six Months Ended
                                                         December 31,
                                                   1998                  1997
                                             ----------------     ----------------
                                                                     (Unaudited)
                                                (Restated)           (Restated)
Share information:
   Basic earnings:
      Net income (loss) per common share     $          (1.08)    $           0.27
                                             ================     ================
      Average shares outstanding                    4,951,325            4,843,468
                                             ================     ================

   Diluted earnings:
      Net income (loss) per common share     $          (1.08)    $           0.16
                                             ================     ================
      Average shares outstanding                    4,951,325           12,591,972
                                             ================     ================

15.   Subsequent Events:

      A. On January 8, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("Reckson"), respectively. InterOffice and Reckson collectively owned 48 business centers, which generated revenues of approximately $52.7 million (unaudited) and contribution from operation of business centers of approximately $11.4 million (unaudited) for the twelve months ended December 31, 1998. As a result of the Mergers, InterOffice and Reckson became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Convertible Preferred Stock ("Series C") and the Company received $8.4 million in cash.

            In connection with the Mergers, the Company authorized 15,000,000 shares of Series C, which will rank on a parity with the Series A and Series B. In connection with the issuance of the Series C, the Series A and Series B were modified in certain respects, including the elimination of redemption rights. Except for certain class voting rights and except for the conversion feature described below, the Series C will have substantially identical terms as the Series A and Series B. If the original holders of the Series C or certain of their permitted transferees are the holders of the Series C at the time of conversion thereof, the Series C will be converted into Class B Common Stock which will have identical terms and conditions as the Company's Class A Common Stock (formerly the Common Stock) except that such Class B Common Stock will carry the right to elect a specified number of directors, not to exceed four, following an initial public offering.

      B. (Unaudited) In addition to the Mergers described above, the Company acquired 50 business centers, in 12 acquisitions, for an aggregate purchase price of $53.3 million subsequent to December 31, 1998.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

            Subsequent to December 31, 1998, the Company increased the authorized shares of its common stock to 63,500,000, of which 43,500,000 and 20,000,000 are designated Class A Common Stock and Class B Common Stock, respectively, and its preferred stock to 33,500,000.

            As a result of certain transactions, all of the Company's outstanding stock options issued under the 1996 Stock Option Plan became fully vested subsequent to December 31, 1998. Options and warrants to purchase 1,564,360 and 597,994 shares, respectively, of the Company's common stock were exercised subsequent to December 31, 1998.

            Effective August 3, 1999, the Company increased its $100 million credit agreement with various lending institutions to approximately $158 million. The credit agreement provides for a $5 million acquisition loan commitment, $128 million in term loans, and a $25 million revolving loan commitment, including a sub-limit of $15 million for letters of credit. Interest on each commitment ranges from LIBOR plus 3.0% to LIBOR plus 3.75% for one, three or six month periods at the election of the Company.

            Subsequent to December 31, 1998, the Company authorized 5,200,000 shares and issued 5,109,873 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") for net proceeds of approximately $26.8 million. The Series D Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock has a liquidation preference of $5.25 per share, which is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series D Preferred Stock ranks pari passu with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock"), and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series D Preferred Stock is convertible into the Company's Class B Common Stock on a one-for-one basis, or at the election of the shareholder into the Company's Class A Common Stock, subject to the EBITDA adjustment described above.

            Subsequent to December 31, 1998, the Company authorized 3,500,000 shares and issued 2,677,158 shares of Series E Preferred Stock for net proceeds of approximately $14.1 million. The Series E Preferred Stock was issued at $5.25 per share, subject to adjustment up to $6.25 per share based upon the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock has a liquidation preference of $5.25 per share, and is also subject to adjustments based on the Company's cumulative third and fourth quarter EBITDA, as adjusted. The Series E Preferred Stock ranks pari passu with the Company's Series D Preferred Stock, and senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with respect to liquidation. The Series E Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis, subject to the EBITDA adjustment described above.

VANTAS Incorporated and Subsidiaries

--------------------------------------------------------------------------------

            Subsequent to December 31, 1998, Reckson Service Industries, Inc. ("RSI") entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Board, relating to the purchase of all or part of such shareholders' securities in the Company, including common stock related to the exercise of vested stock options by members of senior management. Under the terms of the agreements, the Company is obligated to remit applicable withholding taxes related to the compensation expense associated with the exercise of such options, subject to certain qualifications relating to those individuals remaining in the employ of the Company. The Company incurred cash compensation expense and non-cash compensation expense charges of approximately $10.9 million and $12.5 million, respectively. These charges will be included in merger and integration expense during the fourth quarter of 1999. Certain of the purchases contemplated by these agreements have been completed, including the purchases from the Company's senior management and former members of the Board. As of December 31, 1999, RSI owned, directly or indirectly, approximately 63% of the outstanding common and preferred stock of the Company. Upon consummation of all of the purchases contemplated by these agreements, which is currently expected to occur in January, 2000, RSI is expected to own approximately 86% of the Company's outstanding common and preferred stock.

16.   Restatements:

      The Company has restated its financial statements as of June 30, 1997 and as of and for the periods ended June 20, 1998 and December 31, 1998 to classify its Series A and Series B redeemable convertible preferred stock outside of permanent equity and to record additional accretion in the periods ended June 30, 1998 and December 31, 1998 to account for the full redemption amount of the Series A Preferred Stock equal to the higher estimated appraised value of the common stock into which the Series A Preferred Stock is convertible under the redemption price formula.

      As discussed in Note 13, the holders of the Preferred Stock have the right, under certain circumstances, to require the Company to repurchase the Preferred Stock at the greater of the original purchase price plus an accrued unpaid return or the appraised value of the common stock into which the Preferred Stock is convertible. Such repurchase right may be exercised in the event that there has not been an initial public offering or a merger involving the Company, in each case meeting certain standards, by November 15, 2001.

      The effect of the restatement on the balance sheet as of June 30, 1997 was a decrease to stockholders' equity of $12,324,047. The effect of the restatement on the balance sheet as of June 30, 1998 and December 31, 1998 was a decrease to retained earnings of $12,740,501 and $18,769,277, respectively, and a decrease to stockholders' equity of $34,498,455 and $47,927,872, respectively.

      The following represents the impact of the restatement on the statements of income:

                                                                                          Transition Period
                                                         Year Ended                             Ended
                                                        June 30, 1998                     December 31, 1998
                                              --------------------------------      -------------------------------
                                              (as reported)       (restated)        (as reported)       (restated)
Net income                                    $  4,089,528       $  4,089,528       $  1,939,423       $  1,939,423

Accretion of preferred stock                    (1,559,507)       (14,300,008)        (1,274,893)        (7,303,669)
                                              ------------       ------------       ------------       ------------

    Net income (loss) applicable to
      common stock                            $  2,530,021       $(10,210,480)      $    664,530       $ (5,364,246)
                                              ============       ============       ============       ============

Share information:
    Basic earnings (loss):
      Net income (loss) per common share             $0.51             ($2.06)             $0.13             ($1.08)
                                              ============       ============       ============       ============

Diluted earnings (loss):
      Net income (loss) per common share             $0.28             ($2.06)             $0.10             ($1.08)
                                              ============       ============       ============       ============

VANTAS Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


Col. A                                            Col. B                  Col. C             Col. D         Col. E
----------------------------------------------  ------------  ---------------------------  -------------  ----------
                                                                        Additions
                                                                  --------------------
Description                                     Balance at       Charged to   Charged to   Deductions -   Balance at
                                                beginning        costs and      other      describe(1)      end of
                                                of period        expenses      accounts                     period
                                                                              receivable
Transition period ended December 31, 1998
  Allowance for doubtful accounts                 $ 266,000       $ 250,672     $    -      $  115,672    $ 401,000
                                                  ---------       ---------     ------      ----------    ---------
Year ended June 30, 1998
  Allowance for doubtful accounts                 $ 257,000       $ 387,900     $    -      $  378,900    $ 266,000
                                                  ---------       ---------     ------      ----------    ---------
Year ended June 30, 1997
  Allowance for doubtful accounts                 $  55,000       $ 205,688     $    -      $    3,688    $ 257,000
                                                  ---------       ---------     ------      ----------    ---------
Year ended June 30, 1996
  Allowance for doubtful accounts                 $  28,000       $  95,730     $    -      $   68,730    $  55,000
                                                  ---------       ---------     ------      ----------    ---------


(1)  Accounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 3, 1999, VANTAS discharged PricewaterhouseCoopers LLP as its independent accountants and retained Ernst & Young LLP. For further information see VANTAS's Form 8-K filed on December 10, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors of VANTAS consists of ten members elected annually. Currently, there are seven directors and three vacant board seats.

      The following table sets forth certain information with respect to the executive officers and directors of VANTAS as of December 31, 1999, based upon information furnished to VANTAS by each director and executive officer.

NAME                            TITLE                        AGE         TERM AS               OFFICER/DIRECTOR
                                                                         DIRECTOR EXPIRES      SINCE
David W. Beale                  President,  Chief Executive  39          2000                  1986
                                Officer and Director
Alan M. Langer                  Executive   Vice  President  48                                1994
                                and Chief Financial Officer
David Rupert                    Executive   Vice  President  51                                1999
                                and Chief Operating Officer
T.J. Tison                      Executive   Vice  President  51                                1999
                                and    Chief     Investment
                                Officer
Daniel DiSano                   Director                     31          2000                  1999
Christopher George              Director                     32          2000                  1999
Jon Halpern                     Director                     37          2000                  1999
Jeffrey D. Neumann              Director                     37          2000                  1999
Stephen M. Rathkopf             Director                     56          2000                  1999
Scott H. Rechler                Chairman of the Board        32          2000                  1999

      DAVID W. BEALE, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Beale was a founder and Director of Corporate Planning Services, Inc. ("CPS") from 1984 to 1990. CPS was a holding company that operated an NASD registered broker-dealer and a financial software company as well as owned a controlling interest in VANTAS. From March 1983 to June 1984, Mr. Beale was a Director for Marketing of COAP Planning Corp., a wholesaler of financial products and services. Prior to March 1983, Bristol-Myers & Co. employed him in various marketing capacities. Mr. Beale holds a BS degree in both management and marketing from CW Post College/Long Island University. From 1989 to 1994, Mr. Beale was a member of the Board of Directors and the Financial Standards Committee of the Executive Suite Association, the business center's industry trade association.

      ALAN M. LANGER, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Langer joined VANTAS in July 1994. From 1986 to 1994, Mr. Langer served as Chief Financial Officer of Charivari, a high fashion retailer and wholesaler of men and women's apparel. Prior to 1986, Mr. Langer was Senior Audit Manager for the New York and London offices of Coopers & Lybrand (now PricewaterhouseCoopers LLP ("PWC")). While at PWC, he specialized in retail, banking, communications, and mergers and acquisitions reviews. Mr. Langer holds a BBA degree from Baruch College. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants.

      DAVID RUPERT, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Rupert joined VANTAS in September 1999. Previously, Mr. Rupert was President of Pitney Bowes Business Services, a division of Pitney Bowes, Inc. This $600 million global unit serves clients in more than 1,000 locations. Under Mr. Rupert's leadership, the Business Services unit was the fastest growing division of the company, providing a variety of outsourced services, among them mail, copy center and fax management, records and information management and document services. Mr. Rupert earned a Bachelor of Arts Degree from Georgetown University and a Masters Degree in Management from Yale University.


                                     III-1

      T.J. TISON, EXECUTIVE VICE PRESIDENT AND CHIEF INVESTMENT OFFICER. Prior to the Mergers, Mr. Tison served as Chief Investment Officer of InterOffice, where he led the expansion and acquisition team in the U.S. and abroad. Before joining InterOffice in September 1998, Mr. Tison was President and Chief Executive Officer of HQ Business Centers Network, a company he served for fourteen years. Mr. Tison is credited with building HQ from 21 executive suite centers in 1984 to 202 centers in 1997, operating in 20 countries, with $200 million in revenues. Before joining HQ, he was with United Technologies Corporation, serving as Chief Operating Officer of its executive suite division. McDonald's Corporation employed Mr. Tison for nine years, where he had regional responsibility for domestic and international sales development and management. Mr. Tison received both a BS and a MBA from the University of Illinois. He is a decorated Vietnam veteran.

      DANIEL DISANO, DIRECTOR. Mr. DiSano serves as a Director on VANTAS's Strategic Steering Committee. He is Senior Vice President of Operations of RSI, a high growth business to business service provider. Mr. DiSano was the first full-time employee of RSI, helping spin off the company from Reckson Associates Realty Corp., and significantly grow RSI's market value in its first year as a public company. Prior to joining RSI, Mr. DiSano was a consultant with Booz-Allen Hamilton, a leading management consulting firm. Mr. DiSano worked on several strategic and operational issues including several growth strategy engagements. Prior to joining Booz-Allen Hamilton, Mr. DiSano was a consultant and Staff Manager with Charles River Associates, a leading economic consulting firm. Mr. DiSano has founded the Lorraine I. DiSano Cancer Foundation to raise funds for innovative cancer research. Mr. DiSano graduated from Clark University with a BA in Economics and earned an MBA from MIT Sloan School of Management.

      CHRISTOPHER GEORGE, DIRECTOR. Mr. George serves as a Director of VANTAS. He is Senior Vice President of Strategic Investments at RSI. Prior to joining RSI in 1998, Mr. George was a Managing Director in the Equity Research Department of Bear, Stearns & Co. Inc. where he was involved in building a top-tier real estate research and investment banking franchise, and published the Bear, Stearns US Real Estate Almanac. Mr. George holds a Bachelor of Arts degree from the University of Michigan and an MBA in Finance from New York University Stern School of Business.

      JON HALPERN, DIRECTOR. Mr. Halpern serves as a Director of VANTAS, and serves on the Board's Executive and Strategic Steering Committees. Pursuant to a letter agreement dated September 23, 1999, RSI has agreed, for a period of three years after the closing of the sale to RSI of JAH I/O LLC (described in Note 6 of "Item 12 -- Security Ownership of Certain Beneficial Owners and Managers"), to cause Mr. Halpern to be elected a director and named Vice Chairman of the board of directors of VANTAS. He is the sole stockholder, Chairman & CEO of JLH Realty Management Service, Inc., the General Partner of JAH Realties, L.P., a partnership with investments in, in addition to VANTAS, telecommunications, the Internet, and real estate. In connection with these investments, Mr. Halpern serves as a board observer of OnSite Access, Inc. ("OnSite") a leader in building-centric Internet service and telephony. He is also Co-Chairman of Summit Aviation, a high-end executive jet charter and transportation company. In addition, Mr. Halpern is the Managing Director of Halpern Real Estate Development, LLC, a full-service real estate organization. He serves as a Member of the Board of Directors and Executive Committee of the Westchester Medical Center. From 1997 through 1998, Mr. Halpern was a Director and Executive Vice President of Reckson Associates Realty Corp. and President of its Westchester Division. Mr. Halpern has a Bachelor of Science Degree from the School of Business at the University of Colorado.

      JEFFREY D. NEUMANN, DIRECTOR. Mr. Neumann serves as a Director of VANTAS. He is Executive Vice President of Investments at RSI and is responsible for all investments and acquisitions for the company. Prior to joining RSI in 1998, Mr. Neumann was a Vice President in GE Capital's private equity investment subsidiary. While at GE Capital, Mr. Neumann participated in numerous investments in both public and private companies. Previously, Mr. Neumann was the President of a manufacturing company and of a health care company. He started his career with the investment banking firm of Bear, Stearns & Co. Inc. in New York. Mr. Neumann is a Director of OnSite and eSourceOne, Inc. ("eSourceOne"). Mr. Neumann holds an MBA in Finance from New York University Stern School of Business and a Bachelor of Arts from Ithaca College.


                                     III-2

      STEPHEN M. RATHKOPF, DIRECTOR. Mr. Rathkopf serves as a Director of VANTAS. He is Senior Vice President and Legal Counsel at RSI, where he is involved in the structuring and negotiation of RSI's investments as well as assisting partner companies. Prior to joining RSI, Mr. Rathkopf was a Managing Partner of Herrick, Feinstein LLP, a 100 attorney New York City law firm, where he was also the Chairman of the Corporate Department and head of the firm's Business Development Committee. While at Herrick, Mr. Rathkopf headed up the corporate team in a wide variety of corporate transactions, mergers, acquisitions, joint ventures and private equity investments and also originated numerous transactions for the firm's clients. He holds a JURIS DOCTOR from New York University School of Law and a Bachelor of Arts from City College of New York.

      SCOTT H. RECHLER, CHAIRMAN OF THE BOARD. Mr. Rechler is Chairman of the Board of Directors and serves on the Board's Executive, Audit and Compensation Committee. He is President and Co-Chief Executive Officer of Reckson Associates Realty Corp. (NYSE), one of the premier commercial real estate operating companies in the Northeast. Mr. Rechler was the architect of Reckson's successful initial public offering in June 1995. He has overseen over $1.3 billion in acquisitions and developments since joining Reckson in 1989. Subsequent to Reckson's initial public offering, its size quadrupled to over 21 million square feet with a total market capitalization in excess of $1.0 billion. Mr. Rechler also serves as President, Chief Executive Officer and a director of RSI and serves on the boards of OnSite and eSourceOne. Mr. Rechler is a frequent lecturer among his peers, addressing organizations such as the Real Estate Lenders Association, New York Society of Security Analysts, and National Association of Industrial and Office Properties. He has spoken at the nation's leading universities, among them the University of Pennsylvania's Wharton School of Business and New York University. Mr. Rechler is an active fund-raiser for a number of charities, including the Long Island Children's Museum, where he is a chairman of the Corporate Committee and a member of the Board of Directors. Mr. Rechler is a graduate of Clark University. He received a Master of Finance Degree from New York University.


                                     III-3

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the compensation awarded for services rendered during the six months ended December 31, 1998 and the fiscal year ended June 30, 1998 ("Fiscal - December 1998" and "Fiscal - June 1998", respectively) to the Chief Executive Officer, the two other executive officers of VANTAS and two additional employees of the Company (collectively, the "Named Executive Officers") whose base salary, on an annualized basis, exceeded $100,000 during the six months ended December 31, 1998. In October 1998, the Board of Directors approved the change in VANTAS's fiscal year from June 30 to December 31, commencing December 31, 1998. As a result, the information in the table for Fiscal - December 1998 reflects only the six month period of July 1, 1998 through December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                   OTHER            RESTRICTED
  NAME AND PRINCIPAL                                BASE                           ANNUAL           STOCK       LONG TERM  ALL
  POSITION                      PERIOD              SALARY($)      BONUSES($)      COMPENSATION     GRANTS      OPTIONS    OTHER($)

David W. Beale                Fiscal - Dec 1998     137,812        232,500             -                 -       200,000       -
   Chief Executive Officer    Fiscal - June 1998    262,500        533,000             -                 -          -          -

Alan M. Langer                Fiscal - Dec 1998     100,000        58,125              -                 -          -          -
   Executive  Vice President  Fiscal - June 1998    150,000        125,000             -                 -          -          -
   and    Chief    Financial
   Officer

Jerry Daniels (1)             Fiscal - Dec 1998     125,000        58,125              -                 -          -          -
   Executive  Vice President  Fiscal - June 1998    225,000        100,000             -                 -          -          -
   and Chief  Operating
   Officer

Mitchell Knecht               Fiscal - Dec 1998     88,750         13,973              -                 -          -          -
   Senior Vice President,     Fiscal - June 1998    93,750         22,917              -                 -          -          -
   Technology

Laura Kozelouzek              Fiscal - Dec 1998     59,167         39,736              -                 -          -          -
   Senior Vice President,     Fiscal - June 1998    99,583         47,317              -                 -          -          -
   Eastern Region

(1)   Jerry Daniels left the employ of VANTAS in March, 1999.

OPTION/SAR GRANTS FOR SIX MONTHS ENDED DECEMBER 31, 1998

                                                                                                     POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                             PERCENT OF TOTAL                                        ANNUAL RATES OF COMMON
                                             OPTIONS GRANTED    EXERCISE PRICE                       STOCK  PRICE  APPRECIATION
                               OPTIONS       TO EMPLOYEES       PER SHARE OF                         FOR OPTION TERM(2)
NAME                           GRANTED       FOR FISCAL YEAR    COMMONSTOCK(1)  EXPIRATION DATE         5%         10%
David W. Beale                 200,000       100%               $6.00               8/4/03           $331,538  $732,612

Jerry Daniels                        0        -                  -                   -                -

Alan M. Langer                       0        -                  -                   -                -

Mitchell Knecht                      0        -                  -                   -                -

Laura Kozelouzek                     0        -                  -                   -                -


                                     III-4

(1) All options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant and have a term of not more than five years from the date of grant. The options granted for the six months ended December 31, 1998 were vested on the date of grant.

(2) In accordance with the rules of the Securities and Exchange Commission, these amounts are the hypothetical gains of "option spreads" that would exist for the respective options based on assumed rates of annual compound share price appreciation of 5% and 10% from the date the options were granted over the full option term. No gain to the optionee is possible without an increase in the price of Common Stock, which would benefit all shareholders.

      No options were exercised by the Named Executive Officers in the six months ended December 31, 1998. The following table sets forth the value of options at the end of 1998 by VANTAS's Named Executive Officers.

AGGREGATED FISCAL - DEC. 1998 YEAR-END OPTION/SAR VALUES

                                                              VALUE OF
                              NUMBER OF SHARES                UNEXERCISED
                              UNDERLYING                      IN-THE-MONEY
                              UNEXERCISED                     OPTIONS AT FISCAL - DEC.
                              OPTIONS AT FISCAL - DEC. 1998   1998
                              YEAR-END(#)                     YEAR-END($)(1)
NAME                          EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
----                          -------------------------       -------------------------
David W. Beale...........     735,000/540,000                 $1,621,250/$1,485,000
Alan M. Langer...........     128,500/76,500                  $353,375/$210,375
Jerry Daniels............     15,000/135,000                  $41,250/$371,250
Mitchell Knecht..........     2,500/22,500                    $6,875/$61,875
Laura Kozelouzek.........     106,000/54,000                  $321,500/$148,500

(1) The value of unexercised in-the-money options at Fiscal - Dec. 1998 year-end, based on the fair market value for Common Stock of $4.75 per share, as of December 31, 1998.

DIRECTOR COMPENSATION

      Each of the non-employee directors of VANTAS receives an annual director's fee of $5,000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

      The Company has an employment contract with Mr. Beale that expires on June 30, 2002. Pursuant to the contract, Mr. Beale is currently receiving an annual salary of $500,000. The contract also provides for a performance bonus and an incentive plan. In addition, the contract provides that if Mr. Beale is terminated without Cause (as defined therein) or resigns in the event of certain substantial management changes, then Mr. Beale is entitled to severance benefits including lump sum payments of salary and bonus for the periods specified in the contract and the vesting and/or repurchase of certain equity interests in the Company. The contract also contains non-competition and non-disclosure provisions applicable to Mr. Beale. Messrs. Langer, Rupert and Tison have entered into similar agreements with the Company providing for differing compensation levels and expiring on December 31, 2001 (including automatic six month renewal options), September 7, 2002 (including automatic six month renewal options), and May 13, 2001, respectively.


                                     III-5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock for (i) each stockholder of VANTAS holding more than a 5% beneficial interest in VANTAS, (ii) each executive officer and director of VANTAS and (iii) the directors and executive officers of VANTAS as a group. Unless otherwise noted, the address of the holder is the address of VANTAS.

                                                                         Shares   of   Common   Stock    Beneficially
                                                                         OWNED AS OF DECEMBER 31, 1999(1)
NAME OF BENEFICIAL OWNERS                                                NUMBER               PERCENT OF TOTAL(2)
-------------------------                                                ------               -------------------
Reckson Service Industries, Inc.(3)...............................            29,689,589               85.8%
David W. Beale (4)................................................             2,239,698               27.5%
Alan M. Langer (5)................................................               392,984                5.3%
David Rupert......................................................                     0                0
T.J. Tison........................................................                     *                *
Daniel DiSano.....................................................                     0                0
Christopher George................................................                     0                0
Jon Halpern (6)...................................................                     0                0
Jeffrey D. Neumann................................................                     0                0
Stephen M. Rathkopf...............................................                     0                0
Scott H. Rechler..................................................                     0                0

All directors and executive officers as a group (10 persons)......             2,632,682              31.2%


                                     III-6

*     Less than one percent.

(1) All information has been determined as of December 31, 1999. For purposes of this table a person is deemed to have "beneficial ownership" of the number of shares of Common Stock that person has the right to acquire pursuant to the exercise of stock options or warrants or the conversion of a security within 60 days. See "Executive Compensation" for a discussion of the vesting of stock options granted to directors and officers.

(2) For purposes of computing the percentage of outstanding shares of Common Stock held by each person, any shares of Common Stock which such person has the right to acquire pursuant to the exercise of stock options or warrants or the conversion of a security within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purposes of computing the percent ownership of any other person.

(3) The address of this holder is 10 East 50th Street, New York, New York 10022. In addition to shares held directly by RSI, these shares include the interests of Arnold Widder, RSI I/O Holdings, Inc., Reckson Office Centers LLC and Interoffice Superholdings LLC attributable to RSI pursuant to Rule 13d-3 under the Securities Exchange Act of 1934. The shares deemed to be owned by this holder include 2,164,354 shares of common stock, 7,041,840 shares of Series A Preferred Stock, 1,667,051 shares of Series B Preferred Stock, 13,325,424 shares of Series C Preferred Stock, 5,109,873 shares of Series D Preferred Stock, and 381,047 shares of Series E Preferred Stock held directly and through the other entities named above.

(4) Includes 1,173,653 shares of Common Stock, 200,000 shares of Series B Preferred Stock and options to purchase 866,045 shares of Common Stock.

(5) Includes 80,000 shares of Common Stock, 76,287 shares of Series A Preferred Stock, 95,825 shares of Series B Preferred Stock, options to purchase 133,244 shares of Common Stock and warrants to purchase 7,628 shares of Common Stock.

(6) Mr. Halpern is the sole stockholder of JLH Realty Management Service, Inc., which is the general partner of JAH Realties, L.P. ("JAH LP"). JAH LP is the sole member of JAH I/O, LLC, which is a member of Interoffice Superholdings LLC (see Note 3). On September 23, 1999, JAH LP entered into an agreement under which it has agreed to sell all of its interests in JAH I/O, LLC to RSI.


                                     III-7

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      VANTAS is tenant under nine leases with Reckson Operating Partnership, L.P., an affiliate of RSI. For the twelve month period ended December 31, 1999, VANTAS paid approximately $3.3 million, in the aggregate, for rent and other charges under such leases.

      For the twelve month period ended December 31, 1999, VANTAS paid OnSite, an affiliate of RSI, approximately $346,000 in respect of the provision of internet access and telephony services.


                                     III-8

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

      (A) INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

      The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

      (1) FINANCIAL STATEMENTS

      Included in Part II of this report:

                                                                            PAGE

      Report of Independent Auditors.......................................   1
      Consolidated Balance Sheets as of December 31, 1998
           and June 30, 1998 and 1997 (Restated) ..........................   2
      Consolidated Statements of Income for the transition
           period ended December 31, 1998 and for the years ended
           June 30, 1998, 1997 and 1996 (Restated) ........................   3
      Consolidated Statements of Redeemable Convertible Preferred Stock
             and Stockholders' Equity (Deficit) for the transition period ended December 31, 1998 and for the years ended June 30, 1998,
             1997 and 1996 (Restated) .....................................   4
      Consolidated Statements of Cash Flows for the transition
           period ended December 31, 1998 and for the years
           ended June 30, 1998, 1997 and 1996..............................  5-6
      Notes to Consolidated Financial Statements (Restated)................ 7-26

      (2) FINANCIAL STATEMENTS SCHEDULES

      Included in Part II of this report:

      Schedule II - Valuation and Qualifying Accounts

            Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

      (3) EXHIBITS

      EXHIBIT NUMBER    DESCRIPTION

      3.1*              Amended and Restated Articles of Incorporation
      3.2               Certificate of Amendment/Designation to Amended and
                        Restated Articles of Incorporation
      3.3*              By-laws and Amendments
      4.1*              Fifth Amended and Restated Certificate of Designation
                        of Series A Convertible Preferred Stock
      4.2*              Seconded Amended and Restated Certificate of
                        Designation of Series B Convertible Preferred Stock
      4.3*              Amended and Restated Certificate of Designation of
                        Series C Convertible Preferred Stock
      4.4*              Certificate of Designation of Series D Convertible
                        Preferred Stock
      4.5*              Amended and Restated Certificate of Designation of
                        Series E Convertible Preferred Stock
      4.6               Certificate of Amendment/Designation to Amended and
                        Restated Certificate of Designation of Series E
                        Convertible Preferred Stock
      4.7*              Fifth Amended and Restated Stockholders Agreement
      10.1*             Amended and Restated Credit Agreement by and among
                        VANTAS, Various Banks and Paribas
      10.2*             Employment Agreement with David Beale
      10.3*             Employment Agreement with Alan Langer
      10.4              Employment Agreement with David Rupert
      10.5*             Employment Agreement with T.J. Tison
      10.6*             Employment Agreement with Stephen Fowler
      10.7*             Agreement, dated as of October 29, 1999, by and among
                        David Beale, Reckson Service Industries, Inc. and
                        VANTAS
      10.8*             Agreement, dated as of October 29, 1999, by and among
                        Alan Langer, Reckson Service Industries, Inc. and
                        VANTAS
      10.9*             Agreement, dated as of October 29, 1999, by and among
                        Mitchell Knecht, Reckson Service Industries, Inc. and
                        VANTAS
      10.10*            Promissory Note of David Beale
      10.11*            1999 Stock Option Plan
      10.12*            1996 Stock Option Plan
      10.13             Intercompany Agreement dated as of January 8, 1999 by
                        and between VANTAS (then known as Alliance National
                        Incorporated) and Reckson Service Industries, Inc.
      10.14             Agreement dated December 30, 1999 among VANTAS,
                        Reckson Service Industries, Inc. and the VANTAS
                        employees listed as signatories thereto.
      27                Financial Data Schedules

      ----------
      * Previously filed as an exhibit to VANTAS's Form 10-Q report filed with the SEC on November 15, 1999 and incorporated herein by reference.

      (B) REPORTS ON FORM 8-K

      VANTAS did not file any reports on Form 8-K in the periods covered by this annual report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 18, 2000.

                                   VANTAS INCORPORATED


                                   By:  /s/ David W. Beale
                                        -------------------------------------
                                        David W. Beale
                                        President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of VANTAS Incorporated, hereby severally constitute David W. Beale and Alan M. Langer, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable VANTAS Incorporated to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                         DATE

/s/ David W. Beale           President, Chief Executive Officer and        January 18, 2000
---------------------------  Director (Principal Executive Officer)
(David W. Beale)


/s/ Alan M. Langer           Executive Vice President, Treasurer and       January 18, 2000
---------------------------  Chief Financial Officer (Principal
(Alan M. Langer)             Financial Officer and Principal
                             Accounting Officer)


/s/ Daniel DiSano            Director                                      January 18, 2000
---------------------------
(Daniel DiSano)


/s/ Christopher George       Director                                      January 18, 2000
---------------------------
(Christopher George)


                             Director
---------------------------
(Jon Halpern)


/s/ Jeffrey D. Neumann       Director                                      January 18, 2000
---------------------------
(Jeffrey D. Neumann)


/s/ Stephen M. Rathkopf      Director                                      January 18, 2000
---------------------------
(Stephen M. Rathkopf)


/s/ Scott H. Rechler         Director                                      January 18, 2000
---------------------------
(Scott H. Rechler)