Form 10-Q/A
period 1999-03-31
VANTAS INC
filed 2000-01-18
CIK 834935

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         COMMISSION FILE NUMBER 0-18274

            VANTAS INCORPORATED (F/K/A EXECUTIVE OFFICE GROUP, INC.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                13-3353508
  (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                      NUMBER)

              90 PARK AVENUE, SUITE 3100, NEW YORK, NEW YORK 10016
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES - ZIP CODE)

                                 (212) 907-6400
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                      VANTAS INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q/A

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                              PAGE

   Item 1. Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 (restated and unaudited)

       and December 31, 1998 (restated and audited)...................................................        3

      Consolidated Statements of Operations for the three months

       ended March 31, 1999 and 1998 (restated and unaudited).........................................        4

      Consolidated Statements of Cash Flows for the three months ended

       March 31, 1999 and 1998 (unaudited)............................................................        5

      Notes to the Consolidated Financial Statements (restated and unaudited).........................        6

   Item 2. Management's Discussion and Analysis of Financial Condition

       and Results of Operations......................................................................        9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................       13

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings
       None

   Item 2. Changes in Securities and Use of Proceeds..................................................       14

   Item 3. Defaults upon Senior Securities
       None

   Item 4. Submission of Matters to a Vote of Security Holders........................................       14

   Item 5. Other Information
       None

   Item 6. Exhibits and Reports on Form 8-K...........................................................       14

   SIGNATURES

THIS FORM 10-Q/A IS BEING FILED TO INCLUDE CERTAIN RESTATED FINANCIAL STATEMENTS IN PART I, ITEM 1 AND IN THE FINANCIAL DATA SCHEDULE AND THE RELATED DISCUSSION THEREOF IN PART I, ITEM 2 AND TO UPDATE CERTAIN INFORMATION IN THE NOTES TO THE FINANCIAL STATEMENTS.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       4

                      VANTAS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,       December 31,
                                         ASSETS:                                     1999              1998
                                                                                 ------------      ------------
                                                                                (Restated and        (Restated)
                                                                                   Unaudited)
Current assets:
   Cash and cash equivalents                                                      $ 5,129,168      $ 3,615,087
   Restricted cash                                                                    688,246       10,000,000
   Accounts receivable, net of allowance for doubtful accounts
     of $484,000 at March 31, 1999 and $401,000 at December 31, 1998                8,232,690        3,821,175
   Prepaid expenses and other current assets                                        4,775,748        5,145,682
   Deferred income taxes                                                            1,146,816          174,000
   Deferred financing costs                                                           579,219          466,727
                                                                                 ------------     ------------
         Total current assets                                                      20,551,887       23,222,671

Intangibles, net                                                                  157,323,564       81,605,181
Property and equipment, net                                                        39,227,102       23,124,702
Deferred financing costs, net                                                       3,114,673        2,584,418
Security deposits                                                                   3,724,217        2,110,952
Other assets, net                                                                   1,302,257        1,426,526
                                                                                 ------------     ------------

         Total assets                                                           $ 225,243,700    $ 134,074,450
                                                                                 ============     ============

                        LIABILITIES and STOCKHOLDERS' DEFICIENCY:

Current liabilities:
   Accounts payable and accrued expenses                                         $ 13,846,184      $ 9,578,807
   Capital lease obligations                                                        2,084,771          731,510
   Deferred rent payable                                                              798,947          727,619
   Notes payable - bank                                                             5,500,000        7,875,000
                                                                                 ------------     ------------
         Total current liabilities                                                 22,229,902       18,912,936

Notes payable - bank                                                               76,387,500       65,125,000
Tenants' security deposits                                                         16,531,391        8,592,948
Deferred rent payable                                                               8,098,793        6,607,771
Deferred income taxes                                                               3,956,016        1,514,000
Capital lease obligations                                                             743,492          602,153
Other liabilities                                                                     555,337               --
                                                                                 ------------      ------------
         Total liabilities                                                        128,502,431      101,354,808
                                                                                 ------------      ------------
Redeemable Convertible Preferred stock, authorized 30,000,000 shares:
   Preferred stock, authorized 30,000,000 shares:
     Series A Convertible, $.01 par value, issued and outstanding
       7,574,711 shares (liquidation preference $12,900,000)                       33,328,728       33,177,234
     Series B Convertible, $.01 par value, issued and outstanding
       3,222,851 (liquidation preference $15,309,000)                              16,032,090       15,700,638
     Series C Convertible, $.01 par value, issued and outstanding
       13,325,424 shares (liquidation preference $63,296,000)                      64,561,680               --
     Note receivable from issuance of redeemable convertible preferred stock         (950,000)        (950,000)
                                                                                 ------------      ------------
         Total redeemable convertible preferred stock                             112,972,498       47,927,872
                                                                                 ------------      ------------

Stockholders' deficiency:
   Class A Common stock, $.01 par value, authorized 30,000,000 shares,
     issued and outstanding 4,901,868 shares                                           49,019           49,019
   Class B Common stock, $.01 par value, authorized 15,000,000 shares                      --               --
   Additional paid-in capital                                                       3,133,608        3,133,608
   Deficit                                                                        (19,413,856)     (18,390,857)
                                                                                 ------------      ------------

         Total stockholders' deficiency                                           (16,231,229)     (15,208,230)
                                                                                 ------------      ------------
         Total liabilities and stockholders' deficiency                         $ 225,243,700    $ 134,074,450
                                                                                 ============      ============


           See accompanying Notes to Consolidated financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED AND UNAUDITED)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                      1999             1998
                                                                   -----------     ------------
Business Center Operations:
   Revenues:
     Office rentals                                                $27,065,298      $10,202,182
     Support services                                               19,522,082        6,768,551
                                                                  ------------     ------------
                                                                    46,587,380       16,970,733
                                                                  ------------     ------------

   Expenses:
     Rent                                                           17,362,946        5,682,387
     Support services                                                6,782,151        1,972,422
     Center general and administrative                              13,041,588        4,514,673
                                                                  ------------     ------------
                                                                    37,186,685       12,169,482
                                                                  ------------     ------------

         Contribution from operation of business centers             9,400,695        4,801,251

Other (Expenses) Income:
     Corporate general and administrative                           (2,562,382)      (1,216,422)
     Merger and integration charges                                   (744,454)              --
     Depreciation and amortization                                  (2,900,903)        (746,218)
     Interest expense, net                                          (1,904,719)        (786,434)
     Managed center income                                             187,626          128,887
     Other income                                                           --           54,767
                                                                  ------------      ------------
                                                                    (7,924,832)      (2,565,420)
                                                                   ------------     ------------

         Income before minority interest and income taxes            1,475,863        2,235,831

Minority interest in net income of
   consolidated partnerships                                                 --         (541,387)
                                                                   ------------      ------------

         Income before provision for income taxes                    1,475,863        1,694,444

Provision for income taxes                                            (750,000)        (665,000)
                                                                   ------------      ------------

         Net income                                                   $725,863       $1,029,444
                                                                   ------------      ------------

Accretion of preferred stock                                        (1,748,862)      (8,820,601)
                                                                   ------------      ------------

         Net loss applicable to common stock                       ($1,022,999)     ($7,791,157)
                                                                   ============     ============

Share  information:

   Basic earnings:
     Net loss per common share                                         ($0.21)          ($1.54)
                                                                   ============     ============

   Weighted average number of common
     shares outstanding                                              4,901,868        5,073,468
                                                                   ============     ============



 Diluted earnings:
   Net loss per common share                                            ($0.21)          ($1.54)
                                                                   ============     ============

   Weighted average number of common
     shares outstanding
     common equivalent shares outstanding                            4,901,868        5,073,468
                                                                   ============     ============

           See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three months ended
                                                                     ----------------------------
                                                                       March 31,        March 31,
                                                                         1999             1998
                                                                      -----------     ------------
Cash flows from operating activities:
   Net income                                                            $725,863       $1,029,444
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                    2,900,903          746,218
       Amortization of deferred financing costs                           144,694           96,508
       Provision for doubtful accounts                                    203,261           37,131
       Minority interest in net income of consolidated partnerships            --          541,387
       Deferred rent payable                                              996,930          222,983
       Deferred credits                                                  (144,224)         (52,927)
       Changes in operating assets and liabilities:
       Accounts receivable                                             (1,818,051)         496,515
       Prepaid expenses and other current assets                          545,959         (179,734)
       Security deposits and other assets                                (105,647)         (24,771)
       Accounts payable and accrued expenses                           (2,525,246)        (118,513)
       Income taxes payable                                               759,819          383,704
       Tenants' security deposits                                       2,044,970          508,919
                                                                      -----------     ------------
         Net cash provided by operating activities                      3,729,231        3,686,864
                                                                      -----------     ------------

Cash flows from investing activities:
   Acquisition of net assets of business centers                      (22,062,663)     (13,844,021)
   Proceeds from acquisitions                                           8,400,000               --
   Purchases of property and equipment                                 (5,961,316)        (888,631)
   Restricted cash                                                     10,000,000               --
                                                                      -----------     ------------
         Net cash used in investing activities                         (9,623,979)     (14,732,652)
                                                                      -----------     ------------

Cash flows from financing activities:
   Proceeds from borrowings                                            15,950,000       14,969,000
   Payments on borrowings                                              (7,062,500)        (801,715)
   Deferred financing costs                                              (787,441)         (24,693)
   Payments of capital leases                                            (691,230)        (130,774)
   Distributions to minority partners                                          --         (558,030)
   Proceeds from exercise of common stock options                              --          210,000
                                                                      -----------     ------------
         Net cash provided by financing activities                      7,408,829       13,663,788
                                                                      -----------     ------------

Net increase in cash                                                    1,514,081        2,618,000
Cash at beginning of period                                             3,615,087        2,206,483
                                                                      -----------     ------------
         Cash at end of period                                         $5,129,168       $4,824,483
                                                                      -----------     ------------


           See accompanying Notes to Consolidated Financial Statements


                      VANTAS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

      See also Note 5 with regard to the restatement.

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

      The Company  incurred  merger and  integration  costs of  approximately
 $ .7 million during the three months ended March 31, 1999, in connection with the Mergers. Such charges consist primarily of severance payments and other transaction related costs.

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


                                                     Three months ended March 31,
                                                                 1998

Revenues                                                         $34,233,000
Net income                                                         2,052,000
Net loss applicable to common stock                              (6,768,601)
Basic  loss per common share                                          (1.33)
Diluted loss per common share                                         (1.33)


         See also note 5 with regard to the restatement.

3. PER SHARE INFORMATION:

      Options and warrants to purchase 1,633,456 and 4,022,077 shares of common stock were outstanding for the three months ended March 31, 1999 and 1998 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Additionally, 24,122,986 shares of Convertible Preferred Stock were outstanding for the three months ended March 31, 1999 but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

      See also Note 5 with regard to the restatement.

4. SUBSEQUENT EVENTS

      On July 19, 1999, the Company increased the authorized shares of its common stock from 45 million to 64 million, of which 44 million and 20 million are designated Class A Common Stock and Class B Common Stock, respectively.

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

      Reckson Service Industries, Inc. ("RSI") entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Board, relating to the purchase of all or part of such shareholders' securities in the Company, including common stock related to the exercise of vested stock options by members of senior management. Under the terms of the agreements, the Company is obligated to remit applicable withholding taxes related to the compensation expense associated with the exercise of such options, subject to certain qualifications relating to those individuals remaining in the employ of the Company. The Company incurred cash compensation expense and non-cash compensation expense charges of approximately $10.9 million and $12.5 million, respectively. These charges will be included in merger and integration expense during the fourth quarter of 1999. Certain of the purchases contemplated by these agreements have been completed, including the purchases from the Company's senior management and former members of the Board. As of December 31,1999, RSI owned, directly or indirectly, approximately 63% of the outstanding common and preferred stock of the Company. Upon consummation of all of the purchases contemplated by these agreements, which is currently expected to occur in January, 2000, RSI is expected to own approximately 86% of the Company's outstanding common and preferred stock.

5. RESTATEMENT:

         The Company has restated its financial statements as of December 31, 1998 and March 31, 1999 and for the three months ended March 31, 1999 and 1998 to record additional accretion to account for the full redemption amount of the Series A Preferred Stock equal to higher estimated appraised value of the common stock into which the Series A Preferred Stock is convertible under the redemption price formula.

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

         The effect of the restatement on the balance sheet as of December 31, 1998 and March 31, 1999 was a decrease to retained earnings of $18,769,277 and $18,548,129, respectively.

         The following represents the impact of the restatement on the statements of income:


                                             Three months ended March 31, 1999             Three months ended March 31, 1998
                                             ------------------------------                   - ----------------------------
                                              (as reported)           (restated)         (as reported)             (restated)
                                              ------------          ------------          ------------           ------------

Net income                                      $ 725,863             $ 725,863           $ 1,030,867             $ 1,029,444
                                              ------------          ------------          ------------           ------------

   Accretion of preferred stock                (1,970,010)           (1,748,862)             (350,337)             (8,820,601)
                                              ------------          ------------          ------------           ------------

Net (loss) income applicable to common stock  $(1,244,147)         $ (1,022,999)           $  680,530           $  (7,791,157)
                                             ============           ============          ============          ============

Share information:

   Basic earnings (loss):




     Net (loss) income per common share            ($0.25)          ($0.21)             $0.13          ($1.54)
                                                 ------------     ------------       ------------     ------------

   Diluted earnings (loss):

     Net (loss) income per common share            ($0.25)          ($0.21)             $0.08          ($1.54)
                                                 ============     ============       ============     ============


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

         Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the three months ended March 31, 1999 was $1.7 million, representing a decrease of $7.1 million from the corresponding period in 1998. This decrease is primarily the result of $8.8 million of Accretion in the Series A Convertible Redeemable Preferred Stock resulting from an increase in the estimated market value in VANTAS's common stock in 1998 as compared to no significant change in the estimated value in the corresponding period in 1999. (See Note 7 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the Accretion relating to the issuance of Series C Redeemable Convertible Preferred Stock throughout 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

      (a)   Exhibits(1)

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

                               VANTAS Incorporated

JANUARY 18, 2000                 /S/ DAVID W. BEALE
-----------------                ------------------

       Date                          David W. Beale
                                     President, Chief Executive Officer

JANUARY 18, 2000                 /S/ ALAN LANGER
-----------------                ------------------
       Date                          Alan Langer
                                     Executive Vice President, Chief
                                       Financial Officer, and
                                     Principal Accounting Officer

Financial Data Schedule information has been extracted from the Registrant's Condensed Consolidated Balance Sheet (non-classified) as of March 31, 1999 and the Condensed Consolidated Statement of Income for the three months then ended.