Form 10-Q/A
period 1999-06-30
VANTAS INC
filed 2000-01-18
CIK 834935

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

                      VANTAS INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q/A

                                      INDEX



PART I. FINANCIAL INFORMATION                                                                       PAGE

   Item 1. Financial Statements

      Consolidated Balance Sheets as of June 30, 1999 (restated and unaudited)
       and December 31, 1998 (restated and audited)..............................................      3

      Consolidated Statements of Operations for the three months
       and six months ended June 30, 1999 and 1998 (restated and unaudited)......................      4

      Consolidated Statements of Cash Flows for the six months ended
       June 30, 1999 and 1998 (unaudited)........................................................      5

      Notes to the Consolidated Financial Statements (restated and unaudited)....................      6

   Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations......................................................................      10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk............................      15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings
                  None

   Item 2. Changes in Securities and Use of Proceeds
                  None

   Item 3. Defaults upon Senior Securities
                  None

   Item 4. Submission of Matters to a Vote of Security Holders
                  None

   Item 5. Other Information
                  None

   Item 6. Exhibits and Reports on Form 8-K......................................................      16

   SIGNATURES


THIS FORM 10-Q/A IS BEING FILED TO INCLUDE CERTAIN RESTATED FINANCIAL STATEMENTS IN PART I, ITEM 1 AND IN THE FINANCIAL DATA SCHEDULE AND THE RELATED DISCUSSION THEREOF IN PART I, ITEM 2 AND TO UPDATE CERTAIN INFORMATION IN THE NOTES TO THE FINANCIAL STATEMENTS.


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VANTAS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                      JUNE 30,        DECEMBER 31,
                                     ASSETS:                                            1999              1998
                                                                                    -------------    -------------
                                                                                   (Restated and      (Restated)
                                                                                      Unaudited)
Current assets:

   Cash and cash equivalents                                                        $   2,002,516    $   3,615,087
   Restricted cash                                                                      1,253,371       10,000,000
   Accounts receivable, net of allowance for doubtful accounts
     of $686,000 at June 30, 1999 and $401,000 at December 31, 1998, respectively       7,730,706        3,821,175
   Prepaid expenses and other current assets                                            6,066,916        5,145,682
   Deferred income taxes                                                                1,146,816          174,000
   Deferred financing costs                                                               592,356          466,727
                                                                                    -------------    -------------
     Total current assets                                                              18,792,681       23,222,671

Intangibles, net                                                                      179,681,076       81,605,181
Property and equipment, net                                                            49,138,215       23,124,702
Deferred financing costs, net                                                           3,073,098        2,584,418
Security deposits                                                                       3,621,132        2,110,952
Other assets, net                                                                       3,472,218        1,426,526
                                                                                    -------------    -------------

     Total assets                                                                   $ 257,778,420    $ 134,074,450
                                                                                    -------------    -------------
                                                                                    -------------    -------------

       LIABILITIES and STOCKHOLDERS' DEFICIENCY:

Current liabilities:

   Accounts payable and accrued expenses                                            $  16,096,590    $   9,578,807
   Capital lease obligations                                                            1,846,903          731,510
   Deferred rent payable                                                                1,200,815          727,619
   Notes payable - other                                                                6,000,000             --
   Notes payable - bank                                                                 6,925,000        7,875,000
                                                                                    -------------    -------------
         Total current liabilities                                                     32,069,308       18,912,936

Notes payable - bank                                                                   84,750,000       65,125,000
Acquisitions payable                                                                    6,643,864             --
Tenants' security deposits                                                             17,627,847        8,592,948
Deferred rent payable                                                                  13,748,316        6,607,771
Deferred income taxes                                                                   3,956,016        1,514,000
Capital lease obligations                                                                 752,062          602,153
Other liabilities                                                                       1,052,518             --
                                                                                    -------------    -------------
         Total liabilities                                                            160,599,931      101,354,808
                                                                                    -------------    -------------

Redeemable Convertible Preferred stock, authorized 30,000,000 shares:
   Series A Convertible, $.01 par value, issued and outstanding
     7,574,711 shares (liquidation preference $12,900,000)                             34,237,694       33,177,234
   Series B Convertible, $.01 par value, issued and outstanding
     3,222,851 shares (liquidation preference $15,309,000)                             16,376,649       15,700,638
   Series C Convertible, $.01 par value, issued and outstanding
      13,325,424 shares at June 30, 1999 (liquidation preference $63,296,000)          65,714,381             --
   Note receivable from issuance of redeemable convertible preferred stock               (950,000)        (950,000)

                                                                                    -------------    -------------
         Total redeemable convertible preferred stock                                 115,378,724       47,927,872
                                                                                    -------------    -------------

Stockholders' deficiency:

   Class A Common stock, $.01 par value, authorized 35,000,000 shares,
     issued and outstanding 4,901,868 shares                                               49,019           49,019
   Additional paid-in capital                                                           3,133,608        3,133,608
   Deficit                                                                            (21,382,862)     (18,390,857)
                                                                                    -------------    -------------

         Total stockholders' deficiency                                               (18,200,235)     (15,208,230)
                                                                                    -------------    -------------
         Total liabilities and stockholders' deficiency                             $ 257,778,420    $ 134,074,450
                                                                                    -------------    -------------
                                                                                    -------------    -------------


          See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED AND UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------         -------------------------
                                                             1999             1998              1999             1998
                                                           ------------    ------------    ------------    ------------
Business Center Operations:
   Revenues:
     Office rentals                                        $ 30,571,559    $ 12,997,663    $ 57,636,857    $ 23,199,845
     Support services                                        21,767,664       9,390,003      41,289,746      16,158,554
                                                           ------------    ------------    ------------    ------------
                                                             52,339,223      22,387,666      98,926,603      39,358,399
                                                           ------------    ------------    ------------    ------------

   Expenses:

     Rent                                                    20,111,485       7,218,146      37,474,431      12,900,533
     Support services                                         7,611,480       3,059,860      14,393,631       5,032,282
     Center general and administrative                       14,773,359       6,457,771      27,814,947      10,972,444

                                                           ------------    ------------    ------------    ------------
                                                             42,496,324      16,735,777      79,683,009      28,905,259
                                                           ------------    ------------    ------------    ------------

         Contribution from operation of business centers      9,842,899       5,651,889      19,243,594      10,453,140
                                                           ------------    ------------    ------------    ------------

Other (Expenses) Income:

     Corporate general and administrative                    (2,626,436)     (1,527,444)     (5,188,818)     (2,743,866)
     Merger and integration charges                            (640,527)           --        (1,384,981)           --
     Depreciation and amortization                           (3,352,770)     (1,431,206)     (6,253,673)     (2,177,424)
     Interest expense, net                                   (2,340,570)     (1,307,008)     (4,245,289)     (2,093,442)
     Managed center income                                      214,155         212,294         401,781         341,181
     Other income                                                34,684          21,428          34,684          76,195
                                                           ------------    ------------    ------------    ------------
                                                             (8,711,464)     (4,031,936)    (16,636,296)     (6,597,356)
                                                           ------------    ------------    ------------    ------------

         Income before minority interest and
           income taxes                                       1,131,435       1,619,953       2,607,298       3,855,784

Minority interest in net (income) loss of

     consolidated partnerships                                     --           208,877            --          (332,510)
                                                           ------------    ------------    ------------    ------------
         Income before provision for income taxes             1,131,435       1,828,830       2,607,298       3,523,274

Provision for income taxes                                     (581,000)       (730,000)     (1,331,000)     (1,395,000)
                                                           ------------    ------------    ------------    ------------
         Net income                                        $    550,435    $  1,098,830    $  1,276,298    $  2,128,274
                                                           ------------    ------------    ------------    ------------
Accretion of preferred stock                                 (2,519,440)     (4,808,888)     (4,268,303)    (13,629,488)
                                                           ------------    ------------    ------------    ------------

         Net loss applicable to common stock               ($ 1,969,005)   ($ 3,710,058)   ($ 2,992,005)   ($11,501,214)
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

Share information:

   Basic earnings:

     Net loss per common share                                   ($0.40)         ($0.75)         ($0.61)         ($2.27)
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

     Weighted average number of common
       shares outstanding                                     4,901,868       4,960,735       4,901,868       5,064,601
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

   Diluted earnings:

     Net loss per common share                                   ($0.40)         ($0.75)         ($0.61)         ($2.27)
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

     Weighted average number of common
       shares outstanding                                     4,901,868       4,960,735       4,901,868       5,064,601
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------


          See accompanying Notes to Consolidated Financial Statements

                      VANTAS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                          ----------------------------
                                                                             JUNE 30,        JUNE 30,
                                                                              1999             1998
                                                                          ------------    ------------
Cash flows from operating activities:

     Net income                                                           $  1,276,298    $  2,128,274
     Adjustments to reconcile net income to net cash provided
       by operating activities:

           Depreciation and amortization                                     6,253,673       2,177,424
           Amortization of deferred financing costs                            290,553         211,304
           Deferred income taxes                                                  --         1,389,100
           Provision for doubtful accounts                                     211,358         274,012
           Minority interest in net income of consolidated partnerships           --           332,510
           Deferred rent payable                                             2,469,589         472,861
           Deferred credits                                                     53,742        (135,790)
           Non-cash interest expense                                              --           118,133
           Changes in operating assets and liabilities:

                Accounts receivable                                         (1,026,730)       (753,836)
                Prepaid expenses and other current assets                     (684,312)       (572,752)
                Security deposits and other assets                              61,672        (132,120)
                Accounts payable and accrued expenses                          (35,747)      1,291,732
                Income taxes payable                                           591,695        (484,477)
                Tenants' security deposits                                   1,930,155         768,510
                                                                          ------------    ------------
                      Net cash provided by operating activities             11,391,946       7,084,885
                                                                          ------------    ------------

Cash flows from investing activities:

     Acquisition of net assets of business centers                         (40,456,146)    (19,705,312)
     Proceeds from acquisitions                                              8,400,000            --
     Purchases of property and equipment                                   (13,310,664)     (4,691,695)
     Restricted cash                                                        10,000,000            --
                                                                          ------------    ------------
                      Net cash used in investing activities                (35,366,810)    (24,397,007)
                                                                          ------------    ------------

Cash flows from financing activities:

     Proceeds from borrowings                                               35,200,000      21,529,000
     Repayments on borrowings                                              (10,525,000)     (6,551,099)
     Deferred financing costs                                                 (904,862)       (546,625)
     Payments of capital leases                                             (1,294,630)       (338,186)
     Distributions to minority partners                                           --          (745,980)
     Proceeds from exercise of common stock options                               --           210,000
     Purchase and retirement of common and preferred stock                        --          (415,917)
     Proceeds from issuance of preferred stock, net of issuance costs             --         7,874,400
     Preferred stock issuance costs                                           (113,215)           --
                                                                          ------------    ------------
                      Net cash provided by financing activities             22,362,293      21,015,593
                                                                          ------------    ------------

Net (decrease) increase in cash                                             (1,612,571)      3,703,471
Cash at beginning of period                                                  3,615,087       2,206,483
                                                                          ------------    ------------
                      Cash at end of period                               $  2,002,516    $  5,909,954
                                                                          ------------    ------------
                                                                          ------------    ------------


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

      See also Note 6 with regard to the restatement.

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


                                      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------
                                          1999            1998
                                      ------------    ------------
Revenues                             $ 106,257,000    $ 85,024,000
Net income                                 826,000       4,622,000
Net loss applicable to common stock     (3,442,303)     (9,007,488)
Basic loss per common share                   (.70)          (1.78)
Diluted loss per common share                 (.70)          (1.78)


         See also Note 6 with regard to the restatement.

3. PER SHARE INFORMATION:


      Options and warrants to purchase 5,775,706 and 4,158,707 shares of common stock were outstanding for the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Additionally, 24,122,986 and 3,222,851 shares of Convertible Preferred Stock were outstanding for the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

      See also Note 6 with regard to the restatement.

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

      On July 19, 1999, the Company increased the authorized shares of its common stock from 45 million to 61 million, of which 44 million and 20 million are designated Class A Common Stock and Class B Common Stock, respectively.

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

6. RESTATEMENT:

         The Company has restated its financial statements as of December 31, 1998 and June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 to record additional accretion to account for the full redemption amount of the Series A Preferred Stock equal to higher estimated appraised value of the common stock into which the Series A Preferred Stock is convertible under the redemption price formula.

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

         The effect of the restatement on the balance sheet as of December 31, 1998 and June 30, 1999 was a decrease to retained earnings of $18,769,277 and $19,084,453, respectively.

         The following represents the impact of the restatement on the statements of income:


                                                         Three months ended June 30, 1999  Three months ended June 30, 1998
                                                         --------------------------------  --------------------------------
                                                             (as reported)   (restated)     (as reported)   (restated)
                                                              -----------    -----------    -----------    -----------
Net income                                                    $   550,435    $   550,435    $ 1,098,830    $ 1,098,830
                                                              -----------    -----------    -----------    -----------

Accretion of preferred stock                                   (1,983,117)    (2,519,440)      (538,652)    (4,808,888)
                                                              -----------    -----------    -----------    -----------

Net (loss) income applicable to common stock                  $(1,432,682)   $(1,969,005)   $   560,178    $(3,710,058)
                                                              -----------    -----------    -----------    -----------
                                                              -----------    -----------    -----------    -----------

Share information:
   Basic earnings (loss):
     Net (loss) income per common share                            ($0.29)        ($0.40)         $0.11         ($0.75)
                                                              -----------    -----------    -----------    -----------

   Diluted earnings (loss):
     Net (loss) income per common share                            ($0.29)        ($0.40)         $0.06         ($0.75)
                                                              -----------    -----------    -----------    -----------
                                                              -----------    -----------    -----------    -----------



                                                            Six months ended June 30, 1999    Six months ended June 30, 1998
                                                            ------------------------------    ------------------------------
                                                             (as reported)     (restated)    (as reported)     (restated)
                                                              ------------    ------------    ------------    ------------
Net income                                                    $  1,276,298    $  1,276,298    $  2,129,697    $  2,128,274
                                                              ------------    ------------    ------------    ------------

Accretion of preferred stock                                    (3,953,127)     (4,268,303)       (888,989)    (13,629,488)
                                                              ------------    ------------    ------------    ------------

Net (loss) income applicable to common stock                  $ (2,676,829)   $ (2,992,005)   $  1,240,708    $(11,501,214)
                                                              ------------    ------------    ------------    ------------
                                                              ------------    ------------    ------------    ------------

Share information:
   Basic earnings (loss):
     Net (loss) income per common share                             ($0.55)         ($0.61)          $0.24          ($2.27)
                                                              ------------    ------------    ------------    ------------

   Diluted earnings (loss):
     Net (loss) income per common share                             ($0.55)         ($0.61)          $0.14          ($2.27)
                                                              ------------    ------------    ------------    ------------
                                                              ------------    ------------    ------------    ------------


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

      Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the three months ended June 30, 1999 was $2.5 million, representing a decrease of $2.3 million from the corresponding period in 1998. This decrease is primarily the result of $4.6 million of Accretion in the Series A Convertible Redeemable Preferred Stock resulting from an increase in the estimated market value in VANTAS's common stock in 1998 as compared to a $ .9 million change in the estimated value in the corresponding period in 1999. (See Note 7 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the Accretion relating to the issuance of Series C Redeemable Convertible Preferred Stock throughout 1999.

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

      Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the six months ended June 30, 1999 was $4.3 million, representing a decrease of $9.4 million from the corresponding period in 1998. This decrease is primarily the result of $13.4 million of Accretion in the Series A Convertible Redeemable Preferred Stock resulting from an increase in the estimated market value in VANTAS's common stock in 1998 as compared to a $1.1 million change in the estimated value in the corresponding period in 1999. (See Note 7 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the Accretion relating to the issuance of Series C Redeemable Convertible Preferred Stock throughout 1999.

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

                                 VANTAS INCORPORATED

January 18, 2000                 /s/ David W. Beale
-----------------                    -------------------------------------------
       Date                          David W. Beale
                                     President, Chief Executive Officer

January 18, 2000                 /s/ Alan Langer
-----------------                    -------------------------------------------
       Date                          Alan Langer
                                     Executive Vice President, Chief
                                     Financial Officer,
                                     Principal Accounting Officer

Financial Data Schedule information has been extracted from the Registrant's Condensed Consolidated Balance Sheet (non-classified) as of June 30, 1999 and the Condensed Consolidated Statement of Income for the six months then ended.