Form 10-Q/A
period 1999-09-30
VANTAS INC
filed 2000-01-18
CIK 834935

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

                      VANTAS INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q/A

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                     PAGE

   Item 1. Financial Statements

      Consolidated Balance Sheets as of September 30, 1999 (restated and unaudited)
       and December 31, 1998 (restated and audited)..........................................................        3

      Consolidated Statements of Operations for the three months
       and nine months ended September 30, 1999 and 1998 (restated and unaudited)............................        5

      Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1999 and 1998 (unaudited)...............................................................        6

      Notes to the Consolidated Financial Statements (restated and unaudited)................................        7

   Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations..................................................................................       10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................       16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings

       None

   Item 2. Changes in Securities and Use of Proceeds .........................................................       17

   Item 3. Defaults upon Senior Securities

       None

   Item 4. Submission of Matters to a Vote of Security Holders ...............................................       17

   Item 5. Other Information .................................................................................       18

   Item 6. Exhibits and Reports on Form 8-K...................................................................       19

   SIGNATURES

THIS FORM 10-Q/A IS BEING FILED TO INCLUDE CERTAIN RESTATED FINANCIAL STATEMENTS IN PART I, ITEM 1 AND IN THE FINANCIAL DATA SCHEDULE AND THE RELATED DISCUSSION THEREOF IN PART I, ITEM 2 AND TO UPDATE CERTAIN INFORMATION IN THE NOTES TO THE FINANCIAL STATEMENTS AND IN PART II, ITEM 5.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      VANTAS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,     December 31,
                                         ASSETS:                                    1999              1998
                                                                                -------------     ------------
                                                                               (Restated and       (Restated)
Current assets:                                                                  Unaudited)

   Cash and cash equivalents                                                      $ 1,695,314      $ 3,615,087
   Restricted cash                                                                 32,752,583       10,000,000
   Accounts receivable, net of allowance for doubtful accounts
     of $795,000 at September 30, 1999 and $401,000 at December 31, 1998            9,195,182        3,821,175
   Prepaid expenses and other current assets                                        8,074,037        5,145,682
   Deferred income taxes                                                            1,146,816          174,000
   Deferred financing costs                                                           902,956          466,727
                                                                                -------------      ------------
         Total current assets                                                      53,766,888       23,222,671

Intangibles, net                                                                  187,813,495       81,605,181
Property and equipment, net                                                        62,912,816       23,124,702
Deferred financing costs, net                                                       4,709,596        2,584,418
Security deposits                                                                   4,324,762        2,110,952
Other assets, net                                                                   7,730,493        1,426,526
                                                                                -------------      ------------
         Total assets                                                           $ 321,258,050    $ 134,074,450
                                                                                -------------      ------------
                                                                                -------------      ------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current liabilities:
   Accounts payable and accrued expenses                                         $ 16,864,959      $ 9,578,807
   Capital lease obligations                                                        1,288,499          731,510
   Deferred rent payable                                                            1,865,568          727,619
   Notes payable-- bank                                                            13,000,000        7,875,000
                                                                                -------------      ------------
         Total current liabilities                                                 33,019,026       18,912,936

Notes payable - bank                                                              111,250,000       65,125,000
Acquisitions payable                                                                7,353,378               --
Tenants' security deposits                                                         18,689,123        8,592,948
Deferred rent payable                                                              19,012,798        6,607,771
Deferred income taxes                                                               3,956,016        1,514,000
Capital lease obligations                                                             645,589          602,153
Other liabilities                                                                     809,702               --
                                                                                -------------      ------------
         Total liabilities                                                        194,735,632      101,354,808
                                                                                -------------      ------------

Redeemable Convertible Preferred stock, authorized 30,000,000 shares:
     Series A Convertible, $.01 par value, issued and outstanding
       7,574,711 shares (liquidation preference $12,900,000)                       33,555,970       33,177,234
     Series B Convertible, $.01 par value, issued and outstanding
       3,222,851 shares (liquidation preference $15,309,000)                       16,728,438       15,700,638
     Series C Convertible, $.01 par value, issued and outstanding
       13,325,424 shares (liquidation preference $63,296,000)                      67,093,512                --
     Series D Convertible, $.01 par value, issued and outstanding
       5,109,873 shares (liquidation preference $26,827,000)                       26,923,664                --
     Series E Convertible, $.01 par value, issued and outstanding
       604,413 shares (liquidation preference $3,173,000)                           3,173,061                --
        Note receivable from issuance of redeemable convertible preferred stock      (950,000)        (950,000)
                                                                                -------------      ------------
         Total redeemable convertible preferred stock                             146,524,645       47,927,872
                                                                                -------------      ------------

Stockholders' deficiency:
   Class A Common stock, $.01 par value, authorized 41,000,000 shares,
     issued and outstanding 4,901,868 shares                                           49,019           49,019
   Class B Common stock, $.01 par value, authorized 20,000,000 shares                      --               --
   Additional paid-in capital                                                       3,133,608        3,133,608
   Deficit                                                                        (23,184,854)     (18,390,857)
                                                                                -------------      ------------

         Total stockholders' deficiency                                           (20,002,227)     (15,208,230)
                                                                                -------------      ------------


         Total liabilities and stockholders' deficiency                         $ 321,258,050      $134,074,450
                                                                                -------------      ------------
                                                                                -------------      ------------

                      VANTAS INCORPORATED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED AND UNAUDITED)

                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                  1999             1998              1999              1998
                                              ------------     ------------      ------------     -------------
Business Center Operations:
   Revenues:
     Office rentals                           $ 33,702,534     $ 14,689,145      $ 91,339,391      $ 37,888,990
     Support services                           24,151,543        9,745,192        65,441,289        25,903,746
                                              ------------     ------------      ------------      ------------
                                                57,854,077       24,434,337       156,780,680        63,792,736
                                              ------------     ------------      ------------      ------------

   Expenses:
     Rent                                       22,644,701        8,438,141        60,119,132        21,338,674
     Support services                            8,430,709        3,493,422        22,824,340         8,525,704
     Center general and administrative          16,309,554        7,265,777        44,124,501        18,238,221
                                              ------------     ------------      ------------      ------------
                                                47,384,964       19,197,340       127,067,973        48,102,599
                                              ------------     ------------      ------------      ------------

         Contribution from operation
             of business centers                10,469,113        5,236,997        29,712,707        15,690,137
                                              ------------     ------------      ------------      ------------

Other (Expenses) Income:
     Corporate general and administrative       (3,091,233)      (1,734,738)       (8,280,051)       (4,478,604)
     Merger and integration charges               (219,126)              --        (1,604,107)               --
     Depreciation and amortization              (4,068,277)      (1,206,141)      (10,321,950)       (3,383,565)
     Interest expense, net                      (2,887,939)      (1,226,311)       (7,133,228)       (3,319,753)
     Managed center income                         226,611          186,599           628,392           527,780
     Other income                                  (29,170)           5,059             5,514            81,254
                                              ------------     ------------      ------------      ------------
                                               (10,069,134)      (3,975,532)      (26,705,430)      (10,572,888)
                                              ------------     ------------      ------------      ------------

         Income before minority interest and
             income taxes                          399,979        1,261,465         3,007,277         5,117,249

Minority interest in net income of
   consolidated partnerships                           --               --                --          (332,510)
                                              ------------     ------------      ------------      ------------

         Income before provision for income
             taxes                                 399,979        1,261,465         3,007,277         4,784,739

Provision for income taxes                        (864,000)        (465,000)       (2,195,000)        (1,860,000)
                                              ------------     ------------      ------------      ------------

         Net (loss) income                    $   (464,021)    $    796,465      $    812,277      $  2,924,739
                                              ------------     ------------      ------------      ------------

Accretion of preferred stock                    (1,337,971)      (6,776,809)       (5,606,273)       (20,406,298)
                                              ------------     ------------      ------------      ------------

         Net loss applicable to
             common stock                     $ (1,801,992)    $ (5,980,344)     $ (4,793,996)      $(17,481,559)
                                              ------------     ------------      ------------      ------------
                                              ------------     ------------      ------------      ------------

Share  information:

   Basic earnings:
     Net loss per common share                      ($0.37)          ($1.21)           ($0.98)          ($3.48)
                                              ------------     ------------      ------------     ------------
                                              ------------     ------------      ------------     ------------

   Weighted average number of common
     shares outstanding                          4,901,868        4,951,868         4,901,868        5,027,024
                                              ------------     ------------      ------------     ------------
                                              ------------     ------------      ------------     ------------

   Diluted earnings:
     Net loss per common share                      ($0.37)          ($1.21)           ($0.98)          ($3.48)
                                              ------------     ------------      ------------     ------------
                                              ------------     ------------      ------------     ------------

   Weighted average number of common
       shares outstanding                        4,901,868        4,951,868         4,901,868        5,027,024
                                              ------------     ------------      ------------     ------------
                                              ------------     ------------      ------------     ------------

                                           VANTAS INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                 ------------------------------
                                                                                 September 30,    September 30,
                                                                                     1999             1998
                                                                                 -------------    -------------

Cash flows from operating activities:
   Net income                                                                     $   812,277      $ 2,924,739
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                               10,321,950        3,383,565
       Amortization of deferred financing costs                                       492,197          283,304
       Deferred income taxes                                                               --        1,389,100
       Provision for doubtful accounts                                                749,376          378,399
       Minority interest in net income of consolidated partnerships                        --          332,510
       Deferred rent payable                                                        4,107,676          659,641
       Deferred credits                                                               (71,170)        (222,235)
       Non-cash interest expense                                                           --          118,133
       Changes in operating assets and liabilities:
         Accounts receivable                                                       (2,763,938)        (921,285)
         Prepaid expenses and other current assets                                 (1,988,400)      (2,023,964)
         Security deposits and other assets                                        (1,941,873)        (241,840)
         Accounts payable and accrued expenses                                        104,462        4,153,892
         Income taxes payable                                                         196,873       (1,052,755)
         Tenants' security deposits                                                 2,491,223        1,478,155
         Other liabilities                                                            120,978               --
                                                                                  -----------      -----------
           Net cash provided by operating activities                               12,631,631       10,639,359
                                                                                  -----------      -----------

Cash flows from investing activities:
   Acquisition of net assets of business centers                                  (50,428,992)     (30,600,000)
   Proceeds from acquisitions                                                       8,400,000               --
   Purchases of property and equipment                                            (26,643,689)      (6,452,402)
   Restricted cash                                                                (21,799,212)              --
                                                                                  -----------      -----------
           Net cash used in investing activities                                  (90,471,893)     (37,052,402)
                                                                                  -----------      -----------

Cash flows from financing activities:
   Proceeds from borrowings                                                        65,400,000       29,554,000
   Payments on borrowings                                                         (14,150,000)      (6,676,099)
   Deferred financing costs                                                        (3,053,604)        (593,306)
   Payments of capital leases                                                      (1,970,643)        (716,190)
   Distributions to minority partners                                                      --         (745,980)
   Proceeds from exercise of common stock options                                          --          210,000
   Purchase and retirement of common and preferred stock                                   --         (415,917)
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                         29,694,736        7,874,400
                                                                                  -----------      -----------
           Net cash provided by financing activities                               75,920,489       28,490,908
                                                                                  -----------      -----------

Net (decrease) increase in cash                                                    (1,919,773)       2,077,865
Cash at beginning of period                                                         3,615,087        2,206,483
                                                                                  -----------      -----------
           Cash at end of period                                                  $ 1,695,314      $ 4,284,348
                                                                                  -----------      -----------
                                                                                  -----------      -----------

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

         See also Note 7 with regard to the restatement.

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

                                                       Nine months ended September 30,
                                                         1999                       1998
                                                 ------------               ------------
Revenues                                         $164,600,000               $137,945,000
Net income                                          1,424,000                  6,474,000
Net loss applicable to common stock                (4,182,274)              (13,932,298)
Basic loss per common share                             (0.85)                    (2.77)
Diluted loss per common share                           (0.85)                    (2.77)

           See also Note 7 with regard to the restatement.


3. PER SHARE INFORMATION:

         Options and warrants to purchase 6,211,706 and 4,358,707 shares of common stock were outstanding for the three and nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Additionally, 29,837,272 and 2,747,915 shares of Redeembale Convertible Preferred Stock were outstanding for the three and nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because there effect would also be dilutive.

             See also Note 7 with regard to the restatement.

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

7. RESTATEMENT:

         The Company has restated its financial statements as of December 31, 1998 and September 30, 1999 and for the three and nine months ended
September 30, 1999 and 1998 to record additional accretion to account for the full redemption amount of the Series A Preferred Stock equal to higher estimated appraised value of the common stock into which the Series A Preferred Stock is convertible under the redemption price formula.

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

         The effect of the restatement on the balance sheet as of December 31, 1998 and September 30, 1999 was a decrease to retained earnings of $18,769,277 and $18,030,087, respectively.

         The following represents the impact of the restatement on the statements of income:

                                               Three months ended September 30, 1999          Three months ended September 30, 1998
                                               --------------------------------------         -------------------------------------
                                                 (as reported)         (restated)                (as reported)        (restated)
                                                 ------------         ------------               ------------        ------------

Net (loss) income                                $   (464,023)        $  (464,021)               $    796,465         $   796,465
                                                 ------------         -----------                ------------         -----------

Accretion of preferred stock                       (2,392,337)         (1,337,971)                   (629,014)         (6,776,809)
                                                 ------------         -----------                ------------         -----------


Net (loss) income applicable to common stock     $ (2,856,360)        $(1,801,992)               $    167,451         $(5,980,344)
                                                 ------------         -----------                ------------         -----------
                                                 ------------         -----------                ------------         -----------

Share information:
   Basic earnings (loss):
     Net (loss) income per common share                ($0.58)             ($0.37)                      $0.03              ($1.21)
                                                 ------------         -----------                ------------         -----------

   Diluted earnings (loss):
     Net loss per common share                         ($0.58)             ($0.37)                      $0.03              ($1.21)
                                                 ------------         -----------                ------------         -----------
                                                 ------------         -----------                ------------         -----------

                                               Nine months ended September 30, 1999,          Nine months ended September 30, 1998
                                               -------------------------------------          ------------------------------------
                                                 (as reported)         (restated)                (as reported)        (restated)
                                                 ------------         ------------               ------------        ------------

Net income                                       $    812,275         $   812,277                $  2,926,162         $ 2,924,739
                                                 ------------         -----------                ------------         -----------

Accretion of preferred stock                       (6,345,464)         (5,606,274)                 (1,518,003)        (20,406,298)
                                                 ------------         -----------                ------------         -----------

Net (loss) income applicable to common stock     $ (5,533,189)        $(4,793,997)               $  1,408,159         $(17,481,559)
                                                 ------------         -----------                ------------         -----------
                                                 ------------         -----------                ------------         -----------

Share information:
   Basic earnings (loss):
     Net (loss) income per common share                ($1.13)             ($0.98)                      $0.28              ($3.48)
                                                 ------------         -----------                ------------         -----------

   Diluted earnings (loss):
     Net loss per common share                         ($1.13)             ($0.98)                      $0.17              ($3.48)
                                                 ------------         -----------                ------------         -----------
                                                 ------------         -----------                ------------         -----------

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

         Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the three months ended September 30, 1999 was $1.3 million, representing a decrease of $5.4 million from the corresponding period in 1998. This decrease is primarily the result of $6.5 million of Accretion in the Series A Convertible Redeemable Preferred Stock resulting from an increase in the estimated market value in VANTAS's common stock in 1998 as compared to no significant change in the estimated value in the corresponding period in 1999. (See Note 7 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the Accretion relating to the issuance of Series C, D and E Convertible Preferred Stock throughout 1999.

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

MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income. Minority interest in the net income of the consolidated partnerships for the nine months ended September 30, 1998 was $.3 million.

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

         Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the nine months ended September 30, 1999 was $5.6 million, representing a decrease of $14.8 million from the corresponding period in 1998. This decrease is primarily the result of $20.0 million of Accretion in the Series A Convertible Redeemable Preferred Stock resulting from an increase in the estimated market value in VANTAS's common stock in 1998 as compared to no significant change in the estimated value in the corresponding period in 1999. (See Note 7 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the Accretion relating to the issuance of Series C, D and E Convertible Preferred Stock throughout 1999.

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

         RSI has entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Company's Board of Directors, relating to the purchase of all or part of such shareholders' capital stock in the Company, including capital stock related to the exercise of vested stock options by members of senior management. Under the terms of the agreements, the Company is obligated to remit applicable withholding taxes related to the compensation expense associated with the exercise of such options, subject to certain qualifications relating to those individuals remaining in the employ of the Company. The Company incurred cash compensation expense and non-cash compensation expense charges of approximately $10.9 million and $12.5 million, respectively. These charges will be included in merger and integration expense during the fourth quarter of 1999. Certain of the purchases contemplated by these agreements have been completed, including the purchases from the Company's senior management and former members of the Board of Directors. Upon consummation of the purchases contemplated by these agreements, which is currently expected to occur in January, 2000, RSI is expected to own approximately 86% of the Company's outstanding capital stock.

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

                                          VANTAS Incorporated

            1/16/00                       /s/ David W. Beale
            ----------                    ----------------------------
              Date                        David W. Beale
                                          President, Chief Executive Officer

            1/16/00                       /s/ Alan Langer
            ----------                    ----------------------------
              Date                        Alan Langer
                                          Executive Vice President, Chief
                                          Financial Officer and Principal
                                          Accounting Officer