Form 10-K
period 1999-12-31
VANTAS INC
filed 2000-03-30
CIK 834935

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

      /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

      / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period

                        Commission File Number 0-18274
                            ----------------------

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

                            ----------------------

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

                            ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |X|

     The number of the Registrant's shares of Class A common stock, par value $.01 per share, outstanding was 7,064,222 as of December 31, 1999. There is no established trading market for the Class A common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
==============================================================================


                                                          TABLE OF CONTENTS

ITEM                                                                                                  FORM 10-K
 NO.                                                                                                 REPORT PAGE
-----                                                                                               -------------

                                    PART I.


ITEM 1.        BUSINESS ........................................................................................I-1

ITEM 2.        PROPERTIES ......................................................................................I-8

ITEM 3.        LEGAL PROCEEDINGS ...............................................................................I-9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................I-9

                                   PART II.


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........................II-1

ITEM 6.        SELECTED FINANCIAL DATA ........................................................................II-1

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........II-3

ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................II-16

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................II-16

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..........II-52

                                   PART III.


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................III-1

ITEM 11.       EXECUTIVE COMPENSATION ........................................................................III-4

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................III-7

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................III-8

                                   PART IV.


ITEM 14.       FINANCIAL STATEMENTS AND SCHEDULES,
               EXHIBITS AND REPORTS  ON FORM 8-K ..............................................................IV-1


                                                              PART I.

ITEM 1. BUSINESS

GENERAL

     VANTAS Incorporated ("VANTAS" or the "Company"), previously known as ALLIANCE NATIONAL INCORPORATED, and prior to that, Executive Office Group, Inc., is the largest owner-operator of business centers and provider of related business support services in North America with, as of December 31, 1999, 196 operating business centers (including 5 centers that are managed for third party owners). As of December 31, 1999, VANTAS also had entered into leases with respect to the development of an additional 10 business centers that are not yet opened for occupancy. VANTAS's operating business centers are located in 27 states, the District of Columbia, France and Mexico and total over 3.7 million square feet and approximately 13,000 rentable offices. Business center location is a key consideration in VANTAS's business plan. VANTAS leases a large percentage of its business centers in Class A office buildings. VANTAS does not own any real estate. VANTAS was organized in 1986 as a Nevada corporation.

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

     Since 1996, VANTAS has grown through an aggressive acquisition strategy. As of December 31, 1999, VANTAS had acquired or merged with 36 entities, which were comprised of 181 business centers at a total cost of approximately $204.4 million.

     In January 1999, two newly formed subsidiaries of VANTAS were merged (the "Mergers") with and into Interoffice Superholdings Corporation ("Interoffice") and Reckson Executive Centers, Inc. ("REC"), respectively. Interoffice and REC collectively owned 45 business centers. As a result of the Mergers, Interoffice and REC became wholly-owned subsidiaries of VANTAS and the shareholders of Interoffice and REC received 13,325,424 shares of VANTAS's Series C Convertible Preferred Stock ("Series C Preferred Stock"), and VANTAS received $8.4 million in cash.

     Prior to the Mergers, REC and Interoffice were majority-owned subsidiaries of Reckson Service Industries, Inc., now known as FrontLine Capital Group ("FrontLine"). Pursuant to the terms of the Mergers, FrontLine received an approximate 24% equity interest in VANTAS in the form of Series C Preferred Stock, which it holds through two limited liability companies (the "FrontLine LLC's").

     VANTAS and FrontLine also entered into an intercompany agreement pursuant to which FrontLine has the opportunity to be the exclusive provider of certain business services to VANTAS, provided certain third party and "most-favored nation" conditions are satisfied.

     In connection with the Mergers, certain of the stockholders of VANTAS, including the FrontLine LLC's, entered into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which holders of Series C Preferred Stock have the right to nominate four of the ten members of the board of directors of VANTAS (the "Board"), including the Chairman of the Board. A significant number of items presented to the Board will require the separate approval of a majority of the representatives of the Series C Preferred Stock on the Board, including significant acquisitions, sale or leasing of assets, approval of VANTAS's annual operating budget, certain borrowings and capital expenditures by VANTAS, the hiring or termination of certain executives and other matters. The holders of Series C Preferred Stock also have the right to appoint half of the members of the executive and audit committees of the Board. The preferred stockholders of VANTAS were granted super-majority voting rights with respect to certain corporate actions, including the issuance of equity securities, mergers, changes to the charter documents of VANTAS and other matters.

     Subsequent to the Mergers, FrontLine increased its ownership in VANTAS through the purchase of additional capital stock issued by VANTAS as well as the purchase of all or, in the case of members of senior management, a portion of VANTAS capital stock owned by members of VANTAS's senior management, former members of the Board and other preferred stockholders. The capital stock acquired included stock related to the exercise of vested stock options by members of senior management. Under the terms of the agreements with senior management, VANTAS remitted applicable withholding taxes related to the compensation expense associated with the exercise of such options on behalf of such individuals, subject to certain qualifications relating to those individuals remaining in the employ of VANTAS.

     As of December 31, 1999, FrontLine owned, directly or indirectly, approximately 63% of the outstanding capital stock of VANTAS. As of the date of filing of this report, FrontLine owned, directly or indirectly, approximately 83% of VANTAS's outstanding capital stock.

     As of the date of filing of this report, the Board was comprised of David Beale, Scott Rechler, Daniel DiSano, Christopher George, Jon Halpern, Jeffrey Neumann and Stephen M. Rathkopf. Messrs. Rechler, DiSano, George, Neumann and Rathkopf are officers of FrontLine.

SUBSEQUENT DEVELOPMENTS

     On January 20, 2000, VANTAS executed an agreement and plan of merger (the "Merger Agreement") pursuant to which VANTAS will be merged (the "HQ Merger") with and into HQ Global Workplaces, Inc. ("HQ"), at an agreed enterprise value of approximately $1 billion. The surviving corporation will do business as HQ Global Workplaces, Inc. (the "Surviving Corporation"). CarrAmerica Realty Corporation ("CarrAmerica") currently owns approximately 93% of the equity interests of HQ.

     Upon consummation of the HQ Merger and the transactions contemplated thereby, current holders of VANTAS convertible preferred stock will own approximately 81% of the Surviving Corporation and current holders of the stock of HQ ("HQ Holders") will own approximately 19%. FrontLine anticipates that one or more third-party investors will purchase an equity interest in the Surviving Corporation, which will decrease FrontLine's percentage ownership. It is presently anticipated that FrontLine's ownership percentage in the Surviving Corporation will not be reduced below 50%. FrontLine will control a majority of the board of directors and the Surviving Corporation's executive management team will be led by the current chief executive officer of HQ. VANTAS has obtained a commitment letter for $350 million in debt financing necessary to complete the HQ Merger, subject to satisfaction of various conditions.

     In connection with the HQ Merger, (i) each share of VANTAS common stock will be converted into the right to receive $8.00 per share in cash, (ii) each share of VANTAS convertible preferred stock outstanding will be converted into the right to receive that number of shares of the Surviving Corporation that equals the product of the number of shares of VANTAS common stock that such stockholder would have been entitled to receive had it converted its shares immediately prior to the HQ Merger and the Conversion Ratio (as defined in the Merger Agreement which is incorporated herein by reference), and (iii) each option and warrant to purchase common stock of the Company, other than options under the 1996 Plan, will be converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, as the case may be, subject, in each case, to adjustment as provided in the Merger Agreement.

     Subsequent to the execution of the Merger Agreement, VANTAS obtained a $35 million letter of credit which was collateralized by 15,057,487 shares of VANTAS stock owned by FrontLine (the "Collateral Shares"). Such letter of credit may be drawn upon by HQ if the HQ Merger fails to close, except under certain limited circumstances. In the event the letter of credit is drawn upon and the lender forecloses upon the Collateral Shares, VANTAS is obligated to reimburse FrontLine in the form of additional shares of VANTAS for any loss of the Collateral Shares, provided that such loss was not a result of FrontLine's gross negligence.

     Simultaneously with the execution of the Merger Agreement, FrontLine, CarrAmerica and certain others executed two stock purchase agreements pursuant to which (a) FrontLine will purchase from HQ Holders certain of their securities in the Surviving Corporation and (b) the Surviving Corporation will purchase from CarrAmerica all of the stock in two companies engaged in the executive office suites business outside the United States that is not already owned by the Surviving Corporation. As a result of the foregoing transactions, HQ Holders will receive cash in an amount equal to $380 million less any amounts necessary to pay-off indebtedness of HQ existing at the time of the HQ Merger and an approximately 19% interest in the Surviving Corporation.

     FrontLine has also agreed to enter into a stockholders agreement (the "HQ Stockholders Agreement") with certain of the HQ Holders which will provide the HQ Holders with a right to put their shares of the Surviving Corporation (the "Surviving Corporation Shares") to FrontLine at various times during the two years subsequent to the HQ Merger. The put right provides that up to $20 million of the HQ Holders' Surviving Corporation Shares may be put to FrontLine in November 2000. If an initial public offering of the Surviving Corporation has not occurred during the two years subsequent to the HQ Merger, up to 50% of the HQ Holders' remaining Surviving Corporation Shares may be put to FrontLine in December 2001 and any remaining Surviving Corporation Shares of the HQ Holders may be put to FrontLine in July 2002. The put is payable in cash or FrontLine common stock (valued at the time of closing under the put) at FrontLine's option.

     The HQ Stockholders Agreement also provides for participation rights, tag-along rights, board representation and a limited right of first offer to the HQ Holders and contains certain tax-related provisions. The HQ Stockholders Agreement also grants FrontLine a right of first offer with respect to the HQ Holders' Surviving Corporation Shares.

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

SUPPLIERS AND VENDORS

     VANTAS's main vendors are its landlords from whom it leases office space. These landlords include primarily large real estate companies from which VANTAS leases space at multiple locations. On average, the initial lease terms are approximately 10 years. VANTAS's landlords include Principal Mutual Life Insurance Company, Reckson Operating Partnership, L.P., Boston Properties, Inc., Duke-Weeks Realty Corporation, Blue Cross and Blue Shield Association, and BankAmerica. No single landlord accounts for more than 3.0% of the aggregate annual rental payments made by VANTAS.

     VANTAS also contracts with highly reputable suppliers such as Federal Express Corporation, Dell Computer Corporation, Staples, Inc., Qwest Communications International, Inc., and PeopleSoft, Inc. for services including shipping, computer equipment, office supplies, long distance and software. Given VANTAS's scale and international reach, it typically receives favorable treatment and generally is able to negotiate volume discounts from suppliers.

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

COMPETITION

     VANTAS's largest competitors are Regus Business Corp., a business center company with a large international presence and a smaller but expanding presence in the United States, and HQ (See "-- Subsequent Developments - HQ Merger" above). VANTAS may compete with these and other entities in both the search for attractive business center locations and in attracting and retaining clients in its business centers as well as skilled managers.

EMPLOYEES

     As of December 31, 1999, VANTAS employed approximately 1,200 people. None of VANTAS's employees is covered by collective bargaining agreements and management believes its relations with its employees are good. VANTAS is continually implementing and improving its operating systems, and expanding, training and managing its employees.

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

CURRENT BUSINESS CENTERS

     As of December 31, 1999, VANTAS owns or operates 185 business centers (including 5 managed centers) in 27 states and the District of Columbia. In addition, VANTAS owns five business centers in France and six business centers in Mexico. For the twelve-month period ended December 31, 1999, no business center accounted for more than 2% of VANTAS's revenues. Further, for the twelve-month period ended December 31, 1999, less than 5% of VANTAS's total revenues were generated from business centers located outside of the United States. Business center location is a key consideration in VANTAS's expansion plan given that convenient locations attract more clients and thus lead to higher occupancy rates. VANTAS leases all of its facilities and does not own any real estate.

     VANTAS business centers by location owned or operated as of December 31, 1999:


                                             # 0F BUSINESS                            RENTABLE
     Location                                    CENTERS                               OFFICES
     --------                                -------------                            ---------
UNITED STATES
Alabama                                             2                                     133
Arizona                                             5                                     377
California                                         45                                   3,292
Colorado                                            6                                     403
District of Columbia                                7                                     501
Florida                                             4                                     393
Georgia                                            10                                     566
Illinois                                           11                                     740
Indiana                                             1                                      66
Kansas                                              1                                      84
Massachusetts                                       6                                     404
Maryland                                            4                                     320
Michigan                                            6                                     455
Minnesota                                           3                                     237
Missouri                                            2                                     137
Nevada                                              1                                      83
New Jersey                                          4                                     187
New York                                           19                                   1,269
North Carolina                                      3                                     225
Ohio                                                9                                     540
Oklahoma                                            1                                      53
Oregon                                              1                                      20
Pennsylvania                                        3                                     195
Tennessee                                           2                                     138
Texas                                              15                                   1,055
Virginia                                           10                                     728
Washington                                          3                                     218
Wisconsin                                           1                                      51
                                             ----------                              -----------
                    Total United States           185                                  12,870
INTERNATIONAL
France                                              5                                     167
Mexico                                              6                                     228
                                             ----------                              -----------
                    Total International            11                                     395

GRAND TOTAL WORLDWIDE                             196                                  13,265
                                             ==========                              ===========


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

ITEM 4.  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 24, 1999, an action by written consent was executed by holders of 29,440,883 shares of VANTAS's outstanding voting capital stock, representing 84.8% of such outstanding voting capital stock, approving certain amendments to VANTAS's Fifth Amended and Restated Stockholders' Agreement, dated as of July 29, 1999, by and among VANTAS and certain of its securityholders.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     VANTAS is owned primarily by FrontLine and certain officers, directors and employees of VANTAS. An established public market for the common equity of VANTAS does not currently exist. Therefore, accurate information as to the market value of the common equity of VANTAS at any given date is not available. Please see "Item 1. Business - Subsequent Developments - HQ Merger" above for a description of the proposed HQ Merger. As of the date of the filing of this report, the VANTAS common stock was held by approximately 310 record holders.

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

     During VANTAS's fiscal quarter ended December, 1999, certain directors, officers and shareholders of VANTAS exercised previously issued options and warrants to acquire, in the aggregate, 2,162,354 shares of the Class A Common Stock, at prices ranging from $.50 to $4.75 per share for total consideration of $3,788,380. VANTAS received $2,843,308 in cash proceeds and $945,072 in promissory notes in connection with such exercises. VANTAS issued and sold all of the above-referenced securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE DATA)

     Set forth below are selected historical consolidated statement of operations data of VANTAS as of the dates and for the periods presented. The selected historical consolidated statement of operations data for the years ended June 30, 1997, 1998, the six months ended December 31, 1998 and the year ended December 31, 1999 and the selected historical consolidated balance sheet data as of December 31, 1998 and 1999 were derived from the audited consolidated financial statements of VANTAS, which are included herein. The selected historical consolidated statement of operations data for the six months ended December 31, 1997 and the year ended December 31, 1998 and the selected consolidated balance sheet as of December 31, 1997 were derived from the unaudited consolidated financial statements which are not included herein. The selected historical consolidated statements of operations data for the years ended June 30, 1995, 1996, 1997 and 1998 and the selected historical consolidated balance sheet data as of June 30, 1995, 1996, 1997 and 1998 were derived from the audited consolidated financial statements of VANTAS, which are not included herein. The information contained in this table and accompanying notes should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes thereto appearing elsewhere herein.


                                                                               Six Months Ended
                                             Year Ended June 30,                 December 31,       Year Ended December 31,
                                   1995     1996(1)    1997(2)    1998(3)       1997(4)    1998(5)       1998(6)    1999(7)
                                                                            (Unaudited)              (Unaudited)
Statement of Operations Data:
   Revenues                        $   8.9    $  12.0    $  29.1   $  66.5    $   27.2     $  54.1      $   93.4    $ 213.9
   Net Income (loss)                  (.3)        0.6        2.9       4.1         2.0         1.9           4.1     (21.4)
   Net Income (loss) applicable
   to common stock                    (.3)        0.6        2.0    (10.2)         1.3       (5.4)        (16.9)     (33.7)
   Basic earnings (loss) per
   share                           $ (0.07)  $   0.12   $   0.42  $ (2.06)   $    0.27     $(1.08)      $ (3.35)   $ (6.55)
   Diluted earnings (loss) per
   share                           $ (0.07)  $   0.12   $   0.30  $ (2.06)   $    0.16     $(1.08)      $ (3.35)   $ (6.55)

Other Operating Data:
   Cash flows provided by (used
   in) operating activities        $   0.5      (0.1)        4.0      11.5         4.8         7.1          13.8       24.6
   Cash flows used in investing
   activities                        (0.8)      (1.6)     (22.5)    (38.8)      (14.8)      (44.2)        (68.2)     (99.2)
   Cash flows provided by
   financing activities                0.4        1.8       19.4      31.8        10.8        34.7          55.8       74.8



                                                As of June 30,                             As of December 31,
                                         1995       1996       1997    1998               1997      1998       1999
                                         ----       ----       ----    ----               ----      ----       ----
                                                                                   (Unaudited)
Balance Sheet Data:
   Working capital (deficiency)       $ (1.3)    $ (1.0)      $ 0.5   $ 4.6              $ 1.5     $ 4.3    $ (3.1)
   Total assets                           4.4        6.0       36.1    92.7               52.1     134.1      332.5
   Long-term debt                           -      -           11.5    38.0               23.0      65.1      108.1
Other long-term liabilities               2.8        2.9        5.7    21.6                7.6      17.3       51.0
Redeemable convertible preferred
stock                                       -      -           12.3    34.5               11.5      47.9      153.1


(1) For the year ended June 30, 1996, in 1 acquisition, VANTAS acquired 3 business centers for an aggregate purchase price of $ .8 million.

(2) For the year ended June 30, 1997, in 3 unrelated acquisitions, VANTAS acquired 25 business centers for an aggregate purchase price of $22.8 million.

(3) For the year ended June 30, 1998, in 14 unrelated acquisitions, VANTAS acquired 44 business centers for an aggregate purchase price of $42.8 million.

(4) For the six months ended December 31, 1997, in 4 unrelated acquisitions, VANTAS acquired 12 business centers for an aggregate purchase price of $13.5 million.

(5) For the six months ended December 31, 1998, in 6 unrelated acquisitions, VANTAS acquired 16 business centers for an aggregate purchase price of $16.5 million. Additionally, VANTAS was the General Partner and manager for seven limited partnerships (the "Partnerships"), which owned and operated 9 business centers. These business centers were either acquired or developed by VANTAS on behalf of the Partnerships. Effective July 1, 1998, VANTAS acquired the remaining interest in these Partnerships for 817,353 shares of Series B Convertible Preferred Stock and cash of approximately $2.0 million.

(6) For the year ended December 31, 1998, in 16 unrelated acquisitions, VANTAS acquired 48 business centers for an aggregate purchase price of $45.8 million. This includes the acquisition of Partnership interests referred to in footnote 5 above.

(7) For the year ended December 31, 1999, in 12 unrelated acquisitions, VANTAS acquired 87 business centers for an aggregate purchase price of $115.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, together with other statements and information publicly disseminated by VANTAS contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. VANTAS cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of VANTAS, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of VANTAS and (vi) increases in operating costs. Accordingly, there is no assurance that VANTAS's expectations will be realized.

GENERAL

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     On October 1998, the Board of Directors approved a change in VANTAS's fiscal year from June 30 to December 31, commencing December 31,1998.

     As of December 31, 1999, VANTAS owned and operated 201 business centers throughout the United States, France and Mexico. This included 23 business centers, ten of which were currently under development, and 13 business centers that had been open for nine months or less (collectively "Developing Centers"). Additionally, VANTAS manages five business centers for unrelated third parties.

         The following table represents certain information relating to business centers under management as of:



                                      June 30, 1997   June 30, 1998   Dec.  31, 1997  Dec.  31, 1998     Dec. 31, 1999
                                      -------------   -------------   --------------  --------------     -------------
Owned and operating                        35              80              47             92                  178
Developing Centers                          2               3               2              6                   23
Managed for unrelated third parties         3               5               3              5                    5
Total business centers under management    40              88              52            103                  206


     VANTAS has grown through an aggressive acquisition strategy beginning in 1996. As of December 31, 1999, VANTAS had acquired or merged with 36 entities, which were comprised of 181 business centers with a total purchase price of approximately $204.4 million.

     The following table represents a summary of information regarding the acquisitions of business centers by VANTAS:


                                                                         SIX MONTHS
                                                    YEAR ENDED              ENDED         YEAR ENDED

                                                 JUNE 30,     JUNE 30,    DECEMBER   DECEMBER   DECEMBER
                                                  1997         1998       31, 1998   31, 1998   31, 1999

Number of business centers acquired                 25            44           16          48         87

Purchase price                                  $ 22.8        $ 42.8        $16.5      $ 45.8     $115.3

Number of acquisitions                               3            14            6          16         12


     Additionally, through June 30, 1998, VANTAS had been the General Partner and manager for seven limited partnerships (the "Partnerships") which owned and operated 9 business centers. These business centers were either acquired or developed by VANTAS on behalf of the Partnerships. Effective July 1, 1998, VANTAS acquired the remaining interest in these partnerships for 817,353 shares of Series B Preferred Stock and cash of approximately $2.0 million.

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

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUES. Total business center revenues for the year ended December 31, 1999 were $213.9 million, representing an increase of $120.5 million, or 129.0% from the corresponding period in 1998.

     Business centers that were acquired after January 1, 1998 ("Acquired Centers") had revenues for the years ended December 31, 1999 and 1998 of $140.6 million and $26.5 million, respectively, representing an increase of $114.1 million, or 430.6% from the corresponding period in 1998. This increase in revenues resulted primarily from an increase in the number and timing of business centers acquired as compared to those acquired in the comparable period of the prior year.

     Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers") had revenues for the year ended December 31, 1999 of $67.5 million, an increase of $3.5 million, or 5.5% from the corresponding period in 1998. The increase in Same Center revenues is attributable to an increase in office rental revenues of $1.9 million, or 5.1%, and an increase in support service revenues of $1.6 million, or 6.0% from 1998. Office rental revenues increased due to more favorable office pricing as well as an increase in occupancy levels. The increase in support services is primarily attributable to an increase in broadband Internet access, information technology support services and administrative support services.

     Developing Center revenues were $5.8 million for the year ended December 31, 1999, an increase of $2.9 million from the corresponding period in 1998. At December 31, 1999 and 1998, there were 13 and 6 Developing Centers that were opened, respectively.

     EXPENSES. Total business center expenses for the year ended December 31, 1999 were $175.5 million, representing an increase of $104.4 million, or 147.1% from the corresponding period in 1998.

     Acquired Center expenses for the year ended December 31, 1999 and 1998 were $118.3 million and $22.0 million respectively, an increase of $96.3 million, or 437.7% from the corresponding period in 1998. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period.

     Same Center expenses for the year ended December 31, 1999 were $47.9 million, an increase of $2.0 million, or 4.4% from the corresponding period in 1998. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and support service expenses associated with increased support service revenues.

     Developing Center expenses for the year ended December 31, 1999 were $9.3 million, an increase of $6.2 million from the corresponding period in 1998. This increase is due to the fact that there were 23 Developing Centers, of which 10 did not generate revenues, during the year ended December 31, 1999 compared to only 6 Developing Centers during the year ended December 31, 1998.

     CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the year ended December 31, 1999, COBC was $38.5 million as compared to $22.4 million for the same period in 1998. The COBC as a percentage of total revenues ("COBC Margin") was 18.0% for the year ended December 31, 1999 as compared to 24.0% for 1998. The decrease in overall business center COBC Margin of 6.0% from 1998, is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin as well as the decrease in Development Center COBC Margin.

     Acquired Center COBC was $22.3 million for the year ended December 31, 1999, an increase of $17.8 million from $4.5 million in the corresponding period in 1998. The COBC Margin from Acquired Centers for the year ended December 31, 1999 was 15.9% as compared to 17.0% in the corresponding period in 1998. This decrease of 1.1% in COBC Margin is primarily attributable to lower occupancy levels associated with the greater number of recently developed centers acquired during the year ended December 31, 1999 as compared to the same period in 1998.

     Same Center COBC was $19.6 million for the year ended December 31, 1999 as compared to $18.1 million, an increase of $1.5 million, or 8.3% from the corresponding period in 1998. The COBC Margin from Same Centers for the year ended December 31, 1999 remained relatively consistent at 29.0% as compared to 28.3% for 1998.

     In general, COBC Margins from Acquired Centers are initially lower than Same Centers. It may take several months for the Company to integrate these Acquired Centers into its existing operations and apply the Company's management philosophy, policies and procedures and maximize the Company's marketing efforts which should produce greater occupancy and support services revenue.

     Developing Centers generated a loss from operations for the year ended December 31, 1999 of $3.5 million, an increase of $3.3 million from the corresponding period in 1998. This increase reflects greater Developing Center activity than in the prior year. Losses are generally incurred from Developing Centers during their first nine to twelve months of operation.

     OTHER (EXPENSES) INCOME. For the year ended December 31, 1999, other (expenses) income, were $62.7 million, representing an increase of $47.5 million or 312.9% from the corresponding period in 1998. The increase is primarily attributable to merger and integration charges incurred in 1999 of $26.7 million, an increase in corporate general and administrative expenses, depreciation and amortization and interest expense of $5.8 million, $10.3 million and $4.9 million or 93.7%, 227.6% and 90.7%, respectively.

     The merger and integration charges relate primarily to certain transactions with FrontLine, the Company's principal shareholder. Such charges consisted primarily of $23.7 million in compensation expense pursuant to the FrontLine transactions (see Note 4 to the Consolidated Financial Statements) and professional fees, business process reengineering and other integration costs related to the Mergers, which aggregated approximately $3.0 million.

     The increase in corporate general and administrative expenses was related to the increase in corporate office staff and related office space associated with the Company's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with mergers and acquisitions in addition to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements to Developing and Same Centers. Interest expense is primarily related to borrowings under the Company's Credit Facility. This increase resulted from interest expense incurred as the Company continued to fund its acquisitions.

     MINORITY INTEREST. Prior to July 1, 1998, the Company acted as general partner and manager for seven partnerships that collectively owned nine business centers. Effective July 1, 1998, the Company acquired the remaining interest in such partnerships. Prior to this acquisition, the Company consolidated the partnerships' results of operations and recorded minority interest net income. Minority interest in the net income of the consolidated partnerships for the year ended December 31, 1998 was $.3 million.

     INCOME TAXES. The Company's rate on its provision (benefit) for income taxes on income (loss) before taxes for the years ended December 31, 1999 and 1998 was 11.7% and 40.8%, respectively. The decrease in the income tax rate is primarily attributable to the impact of increased non-deductible goodwill, a valuation reserve established on a portion of the NOL tax benefit, offset by a reduction in state income taxes. The Company's underlying statutory income tax rates for the years ended December 31, 1999 and 1998 are 38.3% and 42.0% respectively. The reduction in the statutory income tax rate is primarily due to a reduction in the overall state income tax rate for the group.

     NET (LOSS) INCOME. Net loss for the year ended December 31, 1999 was $21.4 million as compared to net income of $4.1 million for the same period in 1998.

     Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the year ended December 31, 1999 was $12.3 million, representing a decrease of $8.7 million from the corresponding period in 1998. This decrease resulted from a significant increase in accretion in the prior year associated with the Company's Series A Redeemable Convertible Preferred Stock as a result of a significant increase in the appraised value of the Company's common stock partially offset by accretion from issuances of the Company's Series C, D and E Redeemable Convertible Preferred Stock during 1999.

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

     CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the Transition Period, COBC was $12.0 million as compared to $6.6 million for the same period in 1997. The COBC as a percentage of total revenues ("COBC Margin") was 22.1% for the Transition Period as compared to 24.3% for the corresponding period in 1997. The decrease in overall business center COBC Margin of 2.2% from 1997 is primarily attributable to the significant increase in Acquired Centers and its associated lower COBC Margin. COBC Margin from Acquired Centers was 19.6% as compared to Same Center COBC Margin of 27.6% in 1997.

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

     Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the Transition Period was $7.3 million, representing an increase of $6.6 million from the corresponding period in 1997. This increase is primarily the result of the Accretion associated with the Series A Redeemable Convertible Preferred Stock, which was adjusted for the increase in the estimated market value of VANTAS's common stock over the corresponding period in 1997.

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

     Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the year ended June 30, 1998 was $14.3 million, representing an increase of $13.5 million from the corresponding period in 1997. This increase is primarily the result of the Accretion associated with the Series A Redeemable Convertible Preferred Stock, which was adjusted for the increase in the estimated market value of VANTAS's common stock over the corresponding period in 1997.

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

     Accretion of the stated return on investment on VANTAS's redeemable preferred stock for the year ended June 30, 1997 was $ .8 million, representing an increase of $ .8 million from the corresponding period in 1996. This increase is the result of VANTAS's issuance of Series A Reedeemable Convertible Preferred Stock in the fiscal year 1997.

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

     On February 22, 2000, VANTAS and the lenders entered into an amendment to the Credit Facility whereby certain of the financial covenants contained in the Credit Facility were amended.

     The Company has obtained a commitment letter for the provision of a new credit facility, subject to satisfaction of various conditions, which would replace the Credit Facility upon consummation of the HQ Merger. There can be no assurance that the HQ Merger will occur or that, if the HQ Merger does not occur, the Company will be able to meet certain of the financial covenants contained in the Credit Facility for fiscal quarters subsequent to December 31, 1999.

     As of March 30, 2000, VANTAS had borrowed $135.3 million against its Credit Facility. In addition, VANTAS had outstanding letters of credit of approximately $10.3 million (not including the $35 Million letter of credit issued in connection with the HQ Merger). Outstanding letters of credit are a reduction in the amount available for borrowings under the Credit Facility. Interest on the Facility ranged from LIBOR plus 3.00% (8.94% at March 15,
2000) to LIBOR plus 3.75% (9.69% at March 15, 2000).

     As of March 30, 2000, VANTAS had on deposit approximately $21.9 million in a cash collateral account. These funds, which were a part of borrowings from the Credit Facility, can be used towards permitted acquisitions of business centers and certain scheduled interest and principal payments relating to its Credit Facility.

     Cash flows generated from operating activities for the year ended December 31, 1999 were $24.6 million, representing an increase of $10.8 million from the corresponding period in 1998. This increase is attributable to VANTAS's growth through acquisitions during the period.

     Cash used in investing activities for the year ended December 31, 1999 was $99.2 million, an increase of $31.0 million from the corresponding period in 1998. The increase is attributable to VANTAS's acquisition and development of business centers, and the deployment of resources to expand the technology base at its business centers and its corporate offices. In addition, as noted above, VANTAS was required to deposit the funded portion of its Credit Facility into a restricted cash account.

     Cash provided by financing activities for the year ended December 31, 1999 was $74.8 million, representing an increase of $19.0 million from the corresponding period in 1998. This increase is primarily attributable to the completion of various equity transactions whereby it raised $29.6 million in net proceeds by selling shares of VANTAS's redeemable convertible preferred stock to accredited investors as compared to $10.1 million in 1998. Net proceeds from borrowings and repayments of borrowings during the year ended December 31, 1999 amounted to $47.6 million as compared to $49.5 million for the corresponding period in 1998.

     VANTAS anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations. In addition, VANTAS anticipates that cash on hand, availability under its Credit Facility, sales of its securities, as well as other debt alternatives, will provide the necessary capital required by VANTAS to continue its growth strategy, through the merger, acquisition and development of business centers.

EFFECTS OF INFLATION

     Certain of the Company's leases include increases in annual rent based on changes in the consumer price index or similar inflation indices. The Company's contracts with its clients generally range from six to twelve months in duration. Accordingly, the Company has the ability to pass on its increased costs at the time of renewal of such contracts.

     Interest on the Company's borrowings under the Credit Facility is based on floating interest rates. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements, that mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate indebtedness under the Credit Facility. These rates of interest will be influenced by changes in short-term rates and are sensitive to inflation and other factors.

     A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest rates under the Credit Facility.

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

SUBSEQUENT EVENTS

     On January 5, 2000, the Company issued 2,072,745 shares of Series E Redeemable Convertible Preferred Stock to FrontLine at a price of $5.25 per share. In connection with the offering, the Company increased the authorized preferred stock to 33.5 million shares and the authorized common stock to 63.5 million shares, of which 41.0 million shares are designated as Class A Common Stock and 22.5 million shares are designated as Class B Common Stock.

     Please see "Item 1. - Business - Subsequent Developments - HQ Merger" above for a discussion of the proposed HQ Merger.

     Effective January 2000, a wholly-owned subsidiary of the Company acquired the stock of an entity that owned a business center for a cash purchase price of $779,000.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk facing VANTAS is interest rate risk on its Credit Facility. The Credit Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of VANTAS. The rate of interest on the Credit Facility will be influenced by changes in short term rates and is sensitive to inflation and other economic factors. As significant increase in interest rates may have a negative impact on the earnings of VANTAS due to the variable interest under the Credit Facility.

     Based on variable rate debt levels, a 10% increase in market interest rates throughout 1999 (approximately 50 basis points on a weighted average basis) would have an approximate 5.3% impact on VANTAS' interest expense, net for the year ended December 31, 1999.

     VANTAS has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1999, VANTAS had no other material exposure to market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


To the Board of Directors and Stockholders of VANTAS Incorporated

     We have audited the consolidated balance sheet of VANTAS Incorporated and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficiency), and cash flows for the year then ended. We have also audited the financial statement schedule listed in the index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VANTAS Incorporated and Subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 .                                        /s/ Ernst & Young LLP

New York, New York
February 22, 2000

                      Report of Independent Accountants


The Board of Directors and Stockholders of VANTAS Incorporated:

In our opinion, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the two years in the period ended June 30, 1998 and for the period July 1, 1998 to December 31, 1998 (appearing in this Current Report of VANTAS Incorporated on Form 8-K) present fairly, in all material respects, the financial position, results of operations and cash flows of VANTAS Incorporated and its subsidiaries at December 31, 1998 and for each of the two years in the period ended June 30, 1998 and for the period July 1, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the supplemental schedule of valuation and qualifying accounts for each of the two years in the period ended June 30, 1998 and for the period July 1, 1998 to December 31, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the supplemental schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of VANTAS Incorporated for any period subsequent to December 31, 1998.

                                   /s/ PricewaterhouseCoopers LLP

New York, New York
January 6, 2000

                      VANTAS Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                        DECEMBER 31,
                                                                                  1998              1999
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $      3,615,087 $      3,807,417
   Restricted cash                                                            10,000,000       21,571,590
   Accounts receivable, net of allowance for doubtful accounts of
     $401,000 and $861,000, respectively                                       3,821,175        8,425,968
   Prepaid expenses and other current assets                                   5,145,682       10,853,205
   Deferred income taxes                                                         174,000        5,155,000
   Deferred financing costs                                                      466,727          908,602
                                                                       ------------------------------------
Total current assets                                                          23,222,671       50,721,782

Intangibles, net                                                              81,605,181      187,115,028
Property and equipment, net                                                   23,124,702       80,064,180
Deferred financing costs, net                                                  2,584,418        4,516,557
Security deposits                                                              2,110,952        4,400,898
Other assets, net                                                              1,426,526        5,638,755
                                                                       ------------------------------------
Total assets                                                            $    134,074,450 $    332,457,200
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:

   Accounts payable and accrued expenses                                $      9,578,807 $     38,010,112
   Capital lease obligations                                                     731,510        1,139,219
   Deferred rent payable                                                         727,619        2,164,969
   Notes payable                                                               7,875,000       12,500,000
                                                                       ------------------------------------
Total current liabilities                                                     18,912,936       53,814,300

Notes payable                                                                 65,125,000      108,125,000
Tenants' security deposits                                                     8,592,948       20,163,962
Deferred rent payable                                                          6,607,771       22,794,388
Deferred income taxes                                                          1,514,000        3,024,000
Capital lease obligations                                                        602,153          625,805
Other liabilities                                                                      -        4,361,721
                                                                       ------------------------------------
Total liabilities                                                            101,354,808      212,909,176
                                                                       ------------------------------------

                      VANTAS Incorporated and Subsidiaries

                                                                                       DECEMBER 31,
                                                                                 1998                  1999
                                                                       ------------------------------------
Commitments and contingencies

Redeemable convertible preferred stock, authorized 15,000,000 and 31,000,000 shares, respectively:
   Series A Convertible, $.01 par value, issued and outstanding
     7,574,711 shares (liquidation preference $12,900,000)                      33,177,234       37,949,302
   Series B Convertible, $.01 par value, issued and outstanding
     3,222,851 (liquidation preference $15,309,000)                             15,700,638       17,081,007
   Series C Convertible, $.01 par value, issued and outstanding
     13,325,424 shares (liquidation preference $63,296,000)                            -         68,359,428
   Series D Convertible, $.01 par value, issued and outstanding
     5,109,873 shares (liquidation preference $26,827,000)                             -         27,474,987
   Series E Convertible, $.01 par value, issued and outstanding
     604,413 shares (liquidation preference $3,173,000)                                -          3,176,860
Note receivable from issuance of redeemable preferred stock                       (950,000)        (950,000)
                                                                       ------------------------------------
Total redeemable convertible preferred stock                                    47,927,872      153,091,584
                                                                       ------------------------------------

Stockholders' deficiency:
   Class A common stock, $.01 par value, authorized 35,000,000 and
     41,000,000 shares, respectively, issued and outstanding
     4,901,868 and 7,064,222 shares, respectively                                   49,019           70,642
   Class B common stock, $.01 par value, authorized 20,000,000
     shares                                                                            -                -
   Additional paid-in capital                                                    3,133,608       19,392,736
   Accumulated deficit                                                         (18,390,857)     (52,061,866)
                                                                       ------------------------------------
                                                                               (15,208,230)     (32,598,488)

   Notes receivable from issuance of common stock                                      -           (945,072)
                                                                       ------------------------------------
   Total stockholders' deficiency                                              (15,208,230)     (33,543,560)
                                                                       ------------------------------------
Total liabilities and stockholders' deficiency                            $    134,074,450 $    332,457,200
                                                                       ====================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      VANTAS Incorporated and Subsidiaries

                      Consolidated Statements of Operations

                                                                               TRANSITION
                                                                              PERIOD ENDED     YEAR ENDED
                                                  YEARS ENDED JUNE 30,        DECEMBER 31,    DECEMBER 31,
                                                  1997            1998            1998            1999
                                            -----------------------------------------------------------------
Business center operations:
Revenues:
   Office rentals                              $ 17,474,724    $ 39,390,571    $ 31,897,310    $124,564,219
   Support services                              11,622,891      27,147,060      22,159,876      89,359,785
                                            -----------------------------------------------------------------
                                                 29,097,615      66,537,631      54,057,186     213,924,004
                                            -----------------------------------------------------------------
Expenses:
   Rent                                          10,394,622      21,737,973      18,765,386      82,664,161
   Support services                               4,846,502       8,998,258       7,788,189      31,060,745
   Center general and administrative              7,871,511      18,743,683      15,556,730      61,728,648
                                            -----------------------------------------------------------------
                                                 23,112,635      49,479,914      42,110,305     175,453,554
                                            -----------------------------------------------------------------
Contribution from operation of business           5,984,980      17,057,717      11,946,881      38,470,450
   centers

Other (expenses) income:
   Corporate general and administrative          (2,769,544)     (4,501,361)     (3,452,021)    (11,995,937)
   Merger and integration charges                         -               -               -     (26,730,312)
   Depreciation and amortization                 (1,172,594)     (3,058,729)     (2,762,348)    (14,857,760)
   Interest expense, net                           (930,598)     (3,188,126)     (2,884,300)    (10,264,996)
   Managed center income                            377,743         692,408         454,105         947,313
   Other income                                     121,405          78,604          47,106         171,458
                                            -----------------------------------------------------------------
(Loss) income before minority interest and
   income taxes                                   1,611,392       7,080,513       3,349,423     (24,259,784)
Minority interest in net income of
   consolidated partnerships                       (118,880)       (290,985)              -               -
                                            -----------------------------------------------------------------
(Loss) income before benefit (provision)
  for income taxes                                1,492,512       6,789,528       3,349,423     (24,259,784)
Benefit (provision) for income taxes              1,389,100      (2,700,000)     (1,410,000)      2,840,638
                                            -----------------------------------------------------------------
Net (loss) income                                 2,881,612       4,089,528       1,939,423     (21,419,146)

Accretion of preferred stock                       (846,437)    (14,300,008)     (7,303,669)    (12,251,863)
                                            -----------------------------------------------------------------
Net (loss) income applicable to common stock   $  2,035,175    $(10,210,480)   $ (5,364,246)   $(33,671,009)
                                            =================================================================

Share information:
   Basic earnings:
     Net (loss) income per common share        $       0.42    $      (2.06)   $      (1.08)   $      (6.55)
                                            =================================================================
     Weighted average number of common
       shares outstanding                         4,835,029       4,954,035       4,951,325       5,141,996
                                            =================================================================
   Diluted earnings (loss):
     Net (loss) income per common share and
       common equivalent share                 $       0.30    $      (2.06)   $      (1.08)   $      (6.55)
                                            =================================================================
     Weighted average number of common and
       common equivalent shares outstanding       9,498,068       4,954,035       4,951,325       5,141,996
                                            =================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      VANTAS Incorporated and Subsidiaries

           Consolidated Statements of Redeemable Convertible Preferred
                   Stock and Stockholders' Equity (Deficiency)


                                                                        REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                    -----------------------------------------------------------------------------------


                                              SERIES A                   SERIES B                    SERIES C
                                        SHARES        AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                    -----------------------------------------------------------------------------------
Balance, July 1, 1996                           -             -             -             -            -             -
Issuance of common stock                        -             -             -             -            -             -
Issuance of Series A preferred          7,574,711   $11,477,610             -             -            -             -
   stock, net
Accretion of preferred stock                    -       846,437             -             -            -             -
Net income                                      -             -             -             -            -             -
                                    -----------------------------------------------------------------------------------
Balance, June 30, 1997                  7,574,711    12,324,047             -             -            -             -
Exercise of common stock options                -             -             -             -            -             -
Tax benefit from exercise of common
   stock options                                -             -             -             -            -             -
Purchase and retirement of common
   stock                                        -             -             -             -            -             -
Issuance of Series B preferred                  -             -     1,730,062   $ 7,874,400            -             -
   stock, net
Accretion of preferred stock                    -    14,111,694             -       188,314            -             -
Net income                                      -             -             -             -            -             -
                                    -----------------------------------------------------------------------------------
Balance, June 30, 1998                  7,574,711    26,435,741     1,730,062     8,062,714            -             -
Purchase and retirement of common
   stock                                        -             -             -             -            -             -
Purchase and retirement of Series B
   preferred stock                              -             -        (5,300)      (25,175)           -             -
Issuance of Series B preferred                  -             -     1,298,089     6,150,923            -             -
   stock, net
Note receivable from stockholder
   for the issuance of Series B                 -             -       200,000       950,000            -             -
   preferred stock
Accretion of preferred stock                    -     6,741,493             -       562,176            -             -
Net income                                      -             -             -             -            -             -
                                    -----------------------------------------------------------------------------------
Balance, December 31, 1998              7,574,711    33,177,234     3,222,851    15,700,638            -             -
Exercise of common stock options                -             -             -             -            -             -
Tax benefits from exercise of
   common stock options                         -             -             -             -            -             -
Exercise of common stock warrants               -             -             -             -            -             -
Issuance of Series C preferred                  -             -             -             -   13,325,424   $63,295,764
   stock, net
Issuance of Series D preferred                  -             -             -             -            -             -
   stock, net
Issuance of Series E preferred                  -             -             -             -            -             -
   stock, net
Accretion of preferred stock                    -     4,772,068             -     1,380,369            -     5,063,664
Net loss                                        -             -             -             -            -             -
                                    -----------------------------------------------------------------------------------
Balance, December 31, 1999              7,574,711   $37,949,302     3,222,851   $17,081,007   13,325,424   $68,359,428

                                    ===================================================================================



(table continued)
                                    -----------------------------------------------------------------------------------
                                                                                               NOTE         TOTAL
                                                                                            RECEIVABLE    REDEEMABLE
                                             SERIES D                   SERIES E               FROM       PREFERRED
                                       SHARES        AMOUNT        SHARES       AMOUNT     STOCKHOLDER      STOCK
                                    -----------------------------------------------------------------------------------
Balance, July 1, 1996                           -                          -                          -             -
Issuance of common stock                        -                          -                          -             -
Issuance of Series A preferred                  -                          -                          -   $11,477,610
   stock, net
Accretion of preferred stock                    -                          -                          -       846,437
Net income                                      -                          -                          -             -
                                    -----------------------------------------------------------------------------------
Balance, June 30, 1997                          -                          -                          -    12,324,047
Exercise of common stock options                -                          -                          -             -
Tax benefit from exercise of common
   stock options                                -            -             -             -            -             -
Purchase and retirement of common
   stock                                        -            -             -             -            -             -
Issuance of Series B preferred                  -                          -                          -     7,874,400
   stock, net
Accretion of preferred stock                    -                          -                          -    14,300,008
Net income                                      -                          -                          -             -
                                    -----------------------------------------------------------------------------------
Balance, June 30, 1998                          -                          -                          -    34,498,455
Purchase and retirement of common
   stock                                        -            -             -             -            -             -
Purchase and retirement of Series B
   preferred stock                              -            -             -             -            -       (25,175)
Issuance of Series B preferred                  -                          -                          -     6,150,923
   stock, net
Note receivable from stockholder
   for the issuance of Series B                 -            -             -             -   $ (950,000)            -
   preferred stock
Accretion of preferred stock                    -                          -                          -     7,303,669
Net income                                      -                          -                          -             -
                                    -----------------------------------------------------------------------------------
Balance, December 31, 1998                      -            -             -             -     (950,000)   47,927,872
Exercise of common stock options                -            -             -             -            -             -
Tax benefits from exercise of
   common stock options                         -            -             -             -            -             -
Exercise of common stock warrants               -            -             -             -            -             -
Issuance of Series C preferred                  -            -             -             -            -    63,295,764
   stock, net
Issuance of Series D preferred          5,109,873  $26,542,384             -             -            -    26,542,384
   stock, net
Issuance of Series E preferred                  -            -       604,413   $ 3,073,701            -     3,073,701
   stock, net
Accretion of preferred stock                    -      932,603             -       103,159            -    12,251,863
Net loss                                        -            -             -             -            -             -
                                    -----------------------------------------------------------------------------------

Balance, December 31, 1999              5,109,873  $27,474,987       604,413   $ 3,176,860   $ (950,000)$ 153,091,584
                                    ===================================================================================



(table continued)                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    ------------------------------------------------------------------------------------
                                                                                               NOTES         TOTAL
                                                                  ADDITIONAL                 RECEIVABLE  STOCKHOLDERS'
                                            COMMON STOCK           PAID-IN     ACCUMULATED      FROM         EQUITY
                                        SHARES        AMOUNT       CAPITAL       DEFICIT    STOCKHOLDERS  (DEFICIENCY)
                                    ------------------------------------------------------------------------------------
Balance, July 1, 1996                   4,808,468   $    48,085   $ 3,265,759   $(4,851,306)           -   $(1,537,462)
Issuance of common stock                   35,000           350       109,850             -            -       110,200
Issuance of Series A preferred                  -             -             -             -            -             -
   stock, net
Accretion of preferred stock                    -             -             -      (846,437)           -      (846,437)
Net income                                      -             -             -     2,881,612            -     2,881,612
                                    ------------------------------------------------------------------------------------
Balance, June 30, 1997                  4,843,468        48,435     3,375,609    (2,816,131)           -       607,913
Exercise of common stock options          420,000         4,200       205,800             -            -       210,000
Tax benefit from exercise of common
   stock options                                -             -       202,000             -            -       202,000
Purchase and retirement of common
   stock                                 (311,600)       (3,116)     (412,801)            -            -      (415,917)
Issuance of Series B preferred                  -             -             -             -            -             -
   stock, net
Accretion of preferred stock                    -             -             -   (14,300,008)           -   (14,300,008)
Net income                                      -             -             -     4,089,528            -     4,089,528
                                    ------------------------------------------------------------------------------------
Balance, June 30, 1998                  4,951,868        49,519     3,370,608   (13,026,611)           -    (9,606,484)
Purchase and retirement of common
   stock                                  (50,000)         (500)     (237,000)            -            -      (237,500)
Purchase and retirement of Series B
   preferred stock                              -             -             -             -                          -
Issuance of Series B preferred                  -             -             -             -                          -
   stock, net
Note receivable from stockholder
   for the issuance of Series B                 -             -             -             -                          -
   preferred stock
Accretion of preferred stock                    -             -             -    (7,303,669)                (7,303,669)
Net income                                      -             -             -     1,939,423                  1,939,423
                                    ------------------------------------------------------------------------------------
Balance, December 31, 1998              4,901,868        49,019     3,133,608   (18,390,857)               (15,208,230)
Exercise of common stock options          597,994         5,980       999,092             -  $  (945,072)       60,000
Tax benefits from exercise of
   common stock options                         -             -    12,492,372             -            -    12,492,372
Exercise of common stock warrants       1,564,360        15,643     2,767,664             -            -     2,783,307
Issuance of Series C preferred                  -             -             -             -            -             -
   stock, net
Issuance of Series D preferred                  -             -             -             -            -             -
   stock, net
Issuance of Series E preferred                  -             -             -             -            -             -
   stock, net
Accretion of preferred stock                    -             -             -   (12,251,863)           -   (12,251,863)
Net loss                                        -             -             -   (21,419,146)           -   (21,419,146)
                                    ------------------------------------------------------------------------------------
Balance, December 31, 1999              7,064,222   $    70,642   $19,392,736 $(52,061,866)  $  (945,072)$ (33,543,560)
                                    ====================================================================================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      VANTAS Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              TRANSITION
                                                                              PERIOD ENDED      YEAR ENDED
                                                   YEARS ENDED JUNE 30,       DECEMBER 31,     DECEMBER 31,
                                                   1997            1998           1998            1999
                                       --------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                        $    2,881,612   $    4,089,528  $    1,939,423   $  (21,419,146)
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and amortization              1,172,594        3,058,729       2,762,348       14,857,760
   Amortization of deferred financing
    costs                                       145,845          404,144         175,505          719,115
   Deferred income taxes                     (1,494,100)       2,109,100         725,000       (3,540,638)
   Provision for doubtful accounts              203,200          387,900         250,672        1,291,485
   Minority interest in net income of
    consolidated partnerships                   118,880          290,985               -                -
   Deferred rent payable                        527,835          823,170         491,047        6,023,573
   Deferred credits                                   -         (213,940)       (211,675)      (1,134,576)
   Broker referral fees                               -                -               -          909,988
   Non-cash compensation expense                      -                -               -       12,492,372
   Non-cash interest expense                    110,200          118,133          62,522          161,609
   Changes in operating assets and
    liabilities:
     Accounts receivable                       (221,538)      (1,708,163)       (555,361)      (2,619,683)
     Prepaid expenses and other
       current assets                          (393,572)        (893,165)       (776,122)      (3,582,533)
     Security deposits and other assets        (141,569)        (167,531)       (767,581)      (1,890,018)
     Accounts payable and accrued
       expenses                               1,127,311        1,972,993       2,467,215       21,266,384
     Income taxes payable                      (179,882)          (1,822)       (847,942)      (1,448,265)
     Other liabilities                                -                -               -           88,359
     Tenants' security deposits                 132,002        1,195,375       1,420,640        2,439,072
                                       --------------------------------------------------------------------
Net cash provided by operating
  activities                                  3,988,818       11,465,436       7,135,691       24,614,858
                                       --------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of net assets of business
  centers, net of cash proceeds             (20,496,983)     (33,901,325)    (28,397,887)     (47,329,087)
Purchases of property and equipment          (1,960,313)      (4,860,373)     (5,781,922)     (41,540,642)
Restricted cash                                       -                -     (10,000,000)     (10,318,219)
                                       --------------------------------------------------------------------
Net cash used in investing activities       (22,457,296)     (38,761,698)    (44,179,809)     (99,187,948)
                                       --------------------------------------------------------------------

                      VANTAS Incorporated and Subsidiaries

                                                                           TRANSITION
                                                                          PERIOD ENDED      YEAR ENDED
                                              YEARS ENDED JUNE 30,         DECEMBER 31,     DECEMBER 31,
                                             1997             1998            1998             1999
                                       --------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings                     12,912,500       33,229,000      34,665,000       68,400,000
Repayments on borrowings                     (1,846,005)      (6,801,099)       (125,000)     (20,775,000)
Deferred financing costs                     (1,963,654)        (561,898)     (1,251,087)      (3,093,129)
Payments of capital leases                     (356,714)        (609,083)       (543,108)      (2,225,843)
Distributions to minority partners             (642,276)      (1,151,491)              -                -
Proceeds from exercise of common stock
  options and warrants                                -          210,000               -        2,843,307
Purchase and retirement of common and
  preferred stock                                     -         (415,917)       (262,675)               -
Proceeds from issuance of preferred
  stock, net of issuance costs               11,257,610        7,874,400       2,266,121       29,616,085
                                       --------------------------------------------------------------------
Net cash provided by financing
  activities                                 19,361,461       31,773,912      34,749,251       74,765,420
                                       --------------------------------------------------------------------

Net increase (decrease) in cash                 892,983        4,477,650      (2,294,867)         192,330
Cash and cash equivalents at
  beginning of period                           539,321        1,432,304       5,909,954        3,615,087
                                       --------------------------------------------------------------------
Cash and cash equivalents at
  end of period                         $     1,432,304  $     5,909,954 $     3,615,087  $     3,807,417
                                       ====================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the period for         $       653,000  $     2,457,000 $     2,865,000  $     9,639,000
  interest
                                       ====================================================================
Cash paid during the period for income
  taxes                                 $       285,000  $       561,000 $     1,425,200  $     2,009,000
                                       ====================================================================

                      VANTAS Incorporated and Subsidiaries

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

During the year ended December 31, 1999, the Company, through a merger, obtained forty-five business centers and received cash of $8,400,000 in exchange for the issuance of 13,325,424 shares of Series C Convertible Preferred Stock, $1,589,627 in cash and the assumption of $4,624,897 in transaction related liabilities, $2,104,829 of capital lease obligations, $5,517,979 in tenants' security deposits, $3,850,747 in other long term liabilities. Net assets acquired included net accounts receivable of $2,283,473, prepaid expenses and other assets of $565,513, security deposits of $544,309, deferred income taxes of $972,816 and restricted cash of $1,253,371.

During the year ended December 31, 1999, the Company acquired forty-two business centers for $44,905,906 in cash and the assumption of $2,462,548 in transaction related liabilities, $552,375 of capital lease obligations, $3,613,963 in tenants' security deposits and $422,615 in other long term liabilities. Net assets acquired included net accounts receivable of $993,122, prepaid expenses and other assets of $776,922 and security deposits and other assets of $1,186,664.

During the year ended December 31, 1999, the Company recorded compensation expense of $12,492,372 related to an agreement with certain employees of the Company and a principal shareholder, whereby such principal shareholder purchased a portion of such employees' securities in the Company. In connection with this agreement, certain shareholders exercised vested stock options for which the Company received promissory notes in the amount of $945,072, in respect of the aggregate exercise price for such options.

During the year ended December 31, 1999, the Company recorded deferred credits of $11,825,000 related to tenant improvements, which are reimbursed by landlords and amortized against rent expense over the life of the leases.

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

During the Transition Period, the Company capitalized $1,076,328 in transaction costs relating to mergers which occurred on January 8, 1999, of which $536,964 is included in accounts payable at December 31, 1998.

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

                      VANTAS Incorporated and Subsidiaries

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES (CONTINUED)

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



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      VANTAS Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1. BASIS OF PRESENTATION

BUSINESS

VANTAS Incorporated and Subsidiaries (the "Company"), previously known as ALLIANCE NATIONAL Incorporated, operate 201 business centers in 27 states and the District of Columbia, Mexico and France, and manage 5 others for unrelated property owners, as of December 31, 1999. The Company provides fully furnished individual offices and suites and a full range of telecommunication and business support services to its clients that generally require 2,000 square feet or less of traditional office space. The Company does not own the real estate in which the business centers are located. The Company, through its OfficeAccess(TM) plan, also provides full-time telephone answering and mail room services with access to conference room facilities for businesses and individuals that do not require offices on a full-time basis.

In 1998, the Company changed its fiscal year end from June 30 to December 31. For clarity of presentation herein, the period from July 1, 1998 to December 31, 1998 is referred to as the "Transition Period Ended December 31, 1998" or "Transition Period."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of VANTAS Incorporated and its wholly-owned subsidiaries. The minority interest represented the minority partners' proportionate share of the net equity of the Company's consolidated partnerships as of June 30, 1997 and 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
Office rental revenue and support services revenue are recognized as the related services are provided.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

                      VANTAS Incorporated and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from 5-7 years. The Enterprise Resource System is being amortized over 7 years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The SOP, which was adopted by the Company as of January 1, 1999 in connection with the development of their Enterprise Resource System, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill which is the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method primarily over 30 years.

IMPAIRMENT OF LONG-LIVED ASSETS

If there is an event or change in circumstances that indicates that the basis of the Company's long-lived assets or intangibles may not be recoverable, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset or the business center for which the intangible relates over its remaining useful life, on an undiscounted basis, to the carrying amount of the asset or intangible. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the assets or intangibles.

                      VANTAS Incorporated and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

The Company amortizes deferred financing costs over the term of the related debt. As of December 31, 1998 and 1999, accumulated amortization was approximately $675,000 and $1,394,000, respectively.

RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The Company leases office space and provides support services to clients in various industries, ranging in size from small entrepreneurial entities to local offices of international corporations. The Company performs credit evaluations of its clients and generally requires at least two months' rent as a security deposit. The Company's facilities are primarily located throughout the United States which limits the Company's exposure to certain economic risks, based upon local economic conditions.

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

Rent expense charged to operations for the years ended June 30, 1997, 1998, the Transition Period and the year ended December 31, 1999 exceeded actual rental payments by approximately $528,000, $823,000, $491,000 and $5,969,000, respectively.

As of December 31, 1998 and 1999, the deferred rent liability includes approximately $3,709,000 and $14,400,000, respectively, of deferred credits relating to tenant improvements, which are reimbursed or paid by landlords and amortized against rent expense over the life of the leases.

                      VANTAS Incorporated and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities based upon the expected future tax consequences of events included in the Company's financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effects of options, warrants and convertible securities.

RECENTLY ISSUED PRONOUNCEMENTS

In fiscal 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no significant "other comprehensive income" to report for any of the periods presented.

In fiscal 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company operates and manages its business in one segment, providing business outsourcing services.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions and estimates

                      VANTAS Incorporated and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES (CONTINUED)

relate to depreciable lives and recoverability of long-lived assets and intangibles. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

3. ACQUISITIONS

Effective January 1, 1999, two newly formed subsidiaries of the Company were merged (the "Mergers") with and into InterOffice Superholding Corporation ("InterOffice") and Reckson Executive Centers, Inc. ("REC"), respectively. InterOffice and REC collectively owned forty-five business centers. As a result of the Mergers, InterOffice and REC became wholly-owned subsidiaries of the Company and the former shareholders of such entities received 13,325,424 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock"), and the Company received $8.4 million in cash.

In addition to the Mergers described above, the Company acquired 42 business centers, in 11 acquisitions, for an aggregate purchase price of $43.6 million during the year ended December 31, 1999.

All acquisitions are recorded under the purchase method of accounting and are included in operations from the date of acquisition.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended December 31, 1998 and 1999, adjusted to give effect to these acquisitions as of January 1, 1998.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                      VANTAS Incorporated and Subsidiaries

3. ACQUISITIONS (CONTINUED)

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

                                                           YEARS ENDED DECEMBER 31,
                                                            1998              1999
                                                     --------------------------------------
         Revenues                                    $ 210,053,788     $ 224,350,663
         Net (loss) income                              13,342,557       (14,453,823)
         Net loss applicable to common stock           (40,598,976)      (26,705,686)
         Basic loss per common share                         (8.20)            (5.19)
         Diluted loss per common share                       (8.20)            (5.19)

4. MERGER AND INTEGRATION CHARGES

The Company incurred merger and integration charges of approximately $26.7 million during the year ended December 31, 1999, in connection with the Mergers and certain transactions with Reckson Service Industries ("RSI"), the Company's principal shareholder. Such charges consisted primarily of compensation expense pursuant to the RSI transactions of $23.7 million (see below) and professional fees, business process reengineering and other integration costs related to the Mergers, which aggregated approximately $3.0 million.

On October 29, 1999, RSI entered into agreements with certain shareholders of the Company, including members of the Company's senior management and former members of the Board, relating to the purchase of a portion of such shareholders' securities in the Company, including common stock related to the exercise of vested stock options by members of senior management.

The employee shares were sold simultaneously with the exercise of options by senior management and RSI satisfied its purchase obligation with shares of its common stock. The Company received promissory notes from each of the employees in the aggregate amount of $945,072 in respect of the exercise price of their options. These notes are included as a reduction to stockholders' equity. The difference between the fair market value of the RSI shares received by the employees and the cost of the Company's common stock amounted to approximately $12.5 million and was recorded as compensation expense and an increase to additional paid-in capital. In addition, under the terms of the agreements, the Company was obligated to pay applicable income taxes of approximately $339,000 related to the compensation expense associated with the exercise

                      VANTAS Incorporated and Subsidiaries

4. MERGER AND INTEGRATION CHARGES (CONTINUED)

of such options, subject to certain qualifications relating to those individuals remaining in the employ of the Company. The Company recorded approximately $10.9 million in compensation expense for income taxes to be paid on behalf of the employees. These charges are included in accrued expenses as of December 31, 1999 and in Merger and Integration charges for the year ended December 31, 1999.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                          DECEMBER 31,
                                                                     1998              1999
                                                            ------------------------------------
         Office equipment, furniture and fixtures             $    21,649,976   $   63,351,649
         Enterprise Resource System                                         -        5,510,469
         Leasehold improvements                                     6,663,780       25,129,065
                                                            ------------------------------------
                                                                   28,313,756       93,991,183
         Less: accumulated depreciation and amortization           (5,189,054)     (13,927,003)
                                                            ------------------------------------
                                                              $    23,124,702   $   80,064,180
                                                            ====================================

Office equipment, furniture and fixtures include approximately $3,003,680 and $5,649,710 of office equipment under capital leases, net of accumulated depreciation of $824,664 and $1,240,410 as of December 31, 1998 and 1999, respectively.

6. INTANGIBLES

Intangible assets consist of:

                                                                          DECEMBER 31,
                                                                     1998              1999
                                                            ------------------------------------
         Goodwill and other intangibles                       $    84,295,771   $    195,944,403
         Less: accumulated amortization                            (2,690,590)        (8,829,375)
                                                            --------------------------------------
                                                              $    81,605,181   $    187,115,028
                                                            ======================================

                      VANTAS Incorporated and Subsidiaries

7. NOTES PAYABLE

On January 16, 1997, the Company entered into a $20 million credit agreement with a lending institution, which was amended on June 24, 1997 to increase the amount of the facility to $40 million and to add additional lending institutions. The credit agreement provided for a $26 million acquisition loan commitment, a $12 million term loan, and a $2 million revolving loan commitment, including letters of credit. The Company also issued 90,958 warrants to the lenders to acquire the Company's common stock at $1.70 per share during the year ended June 30, 1997. All of these warrants were exercised during 1999.

Effective April 15, 1998, the Company increased its existing $40 million credit agreement with various lending institutions to $55 million. The credit agreement provided for a $38 million acquisition loan commitment, a $12 million term loan, and a $5 million revolving loan commitment, including letters of credit.

Effective November 6, 1998, the Company increased the $55 million credit agreement with various lending institutions to $100 million. The credit agreement provided for a $23 million acquisition loan commitment, $70 million term loans, and a $7 million revolving loan commitment, including letters of credit.

Effective August 3, 1999, the Company increased the $100 million credit agreement with various lending institutions to $157.9 million. The credit agreement provides for a $5 million acquisition loan commitment, $127.9 million term loans, and a $25 million revolving loan commitment, including letters of credit.

During 1999, interest on each commitment ranged from LIBOR plus 3.00% (9.5% at December 31, 1999) to LIBOR plus 3.75% (10.25% at December 31, 1999) for a one, three or six month period, at the election of the Company. During 1998, interest on each commitment ranged from LIBOR plus 3.00% (8.56% at December 31, 1998) to LIBOR plus 3.5% (9.06% at December 31, 1998) for a one, three or six month period, at the election of the Company.

The credit agreement contains certain covenants, one of which requires the Company to not exceed a defined maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. In addition, there are also other covenants pertaining to financial ratios and limitations on capital expenditures. Certain of the covenants were amended for the quarter ended December 31, 1999.

                      VANTAS Incorporated and Subsidiaries

7. NOTES PAYABLE (CONTINUED)

Pursuant to the credit agreement, the lending institutions have an assignment of leases and rents associated with the Company's business centers to collateralize the notes payable.

On January 20, 2000, the Company executed an agreement and plan of merger pursuant to which the Company will merge with and into HQ Global Workplaces, Inc. ("HQ") and has obtained long-term financing from an investment group to finance the merger. As part of this financing, the $157.9 million credit agreement will be replaced with this new facility.

ACQUISITION LOAN COMMITMENT

The credit agreement provides the Company with an acquisition loan commitment which allows the Company to make acquisitions subject to certain terms and conditions. As of December 31, 1999, the Company had no borrowings outstanding under the acquisition loan commitment. In accordance with the credit agreement, the Company cannot borrow under the acquisition loan commitment after November 6, 2000. Principal repayments under the acquisition loan commitment shall commence on December 31, 2001 and are based upon percentages of the amount borrowed as follows:

                                                       REPAYMENT
                    PERIOD                             PERCENTAGE
         ---------------------------------      ---------------------------
         December 2001 - September 2002         2.5% quarterly
         December 2002 - September 2003         10% quarterly
         November 2003                          50%

TERM LOANS

The $38,000,000 Term Loan A had $31,000,000 outstanding at December 31, 1999 which requires quarterly principal payments. The final principal payment is due on June 30, 2002.

                      VANTAS Incorporated and Subsidiaries

7. NOTES PAYABLE (CONTINUED)

TERM LOANS (CONTINUED)

The $89,875,000 Term Loan B had $89,625,000 outstanding at December 31, 1999 which requires quarterly principal payments. The final principal payment is due on November 6, 2005.

At December 31, 1999, $21,571,590 of the Term Loan was funded into a cash collateral account that the Company will be permitted to utilize in connection with permitted acquisitions.

The total future principal repayments as of December 31, 1999, for the Term Loans for each of the next five fiscal years are as follows:

                                          TERM A              TERM B              TOTAL
                                 -----------------------------------------------------------
         2000                      $     12,000,000   $        500,000    $     12,500,000
         2001                            14,300,000            500,000          14,800,000
         2002                             4,700,000         15,250,000          19,950,000
         2003                                     -         19,500,000          19,500,000
         2004                                     -         23,751,000          23,751,000
         Thereafter                               -         30,124,000          30,124,000
                                 -----------------------------------------------------------
                                   $     31,000,000   $     89,625,000    $    120,625,000
                                 ===========================================================


REVOLVING LOAN COMMITMENT

The $25,000,000 revolving loan commitment, which expires on November 6, 2003, had no outstanding balance at December 31, 1999.

At December 31, 1999, the Company had outstanding letters of credit of approximately $10,125,000 for landlord security deposits which reduced the borrowings available under the revolving loan commitment.

The carrying value of the notes payable approximates its fair value as of December 31, 1998 and 1999.

                      VANTAS Incorporated and Subsidiaries

8. CAPITAL LEASES

The Company is the lessee of office equipment under a number of capital leases expiring at various dates through 2003.

Minimum future lease payments under capital leases as of December 31, 1999 for each of the next four years are approximately:

         2000                                              $     1,298,480
         2001                                                      458,563
         2002                                                      195,453
         2003                                                       29,388
                                                         ------------------
         Total minimum lease payments                            1,981,884
         Less: amount representing interest                       (216,860)
                                                         ------------------
         Present value of minimum lease payments           $     1,765,024
                                                         ==================

9. TRANSACTIONS WITH AFFILIATES

In addition to the RSI transaction described in Note 4, the Company also is a tenant under nine leases with Reckson Operating Partnership, L.P., an affiliate of RSI. For the year ended December 31, 1999, the Company paid approximately $3.4 million, in the aggregate, for rent and other charges under such leases.

For the year ended December 31, 1999, the Company paid OnSite Access, Inc., an affiliate of RSI, approximately $346,000 for providing internet access and telecommunication services.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company and its subsidiaries lease certain business center facilities and their corporate offices under noncancellable operating leases expiring at various dates through 2014. Certain of these noncancellable operating leases provide for renewal options.

                      VANTAS Incorporated and Subsidiaries

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)

Minimum future rental payments under these noncancellable operating leases for each of the next five years and in the aggregate as of December 31, 1999, are approximately:

         2000                                       $      87,933,000
         2001                                              86,677,000
         2002                                              79,617,000
         2003                                              75,162,000
         2004                                              67,324,000
         Thereafter                                       215,484,000
                                                  --------------------
                                                    $     612,197,000
                                                  ====================

The Company is also generally obligated to reimburse the lessor for its proportionate share of operating expenses, which are not included in the above amounts.

EMPLOYMENT CONTRACTS

The Company has employment contracts with several executive and non-executive employees which expire at various times through 2002 and include in some cases automatic renewal options. These contracts provide for minimum annual base salaries with annual increases and performance bonuses. The minimum annual base salary under the employment contracts in the aggregate are as follows:

         2000                                        $       1,678,802
         2001                                                1,402,894
         2002                                                  543,598
                                                   --------------------
                                                     $       3,625,294
                                                   ====================

CUSTODIAL ACCOUNTS

The Company acts as a trustee in connection with business centers that it manages for unrelated property owners. The cash held in trust and not reflected on the accompanying consolidated balance sheets approximated $1,036,000 and $1,910,000 as of December 31, 1998 and 1999, respectively.

                      VANTAS Incorporated and Subsidiaries

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER

There are pending claims and litigation against the Company arising in the ordinary course of business. Management believes, after consultation with counsel, that these actions will not have a material adverse effect on the Company's results of operations.

11. INCOME TAXES

The (benefit) provision for income taxes consists of the following:

                                                                                  TRANSITION
                                                                                 PERIOD ENDED          YEAR ENDED
                                                   YEARS ENDED JUNE 30,           DECEMBER 31,        DECEMBER 31,
                                                 1997               1998              1998                1999
                                    ------------------------------------------------------------------------------
     Current:
        Federal                       $        65,000     $       260,000    $       521,000    $             -
        Foreign                                     -                   -                  -            100,000
        State and local                        40,000             330,900            164,000            600,000
                                    ------------------------------------------------------------------------------
                                              105,000             590,900            685,000            700,000
     Deferred:
        Federal                            (1,269,985)          1,792,735            566,000         (3,291,289)
        State and local                      (224,115)            316,365            159,000           (249,349)
                                    ------------------------------------------------------------------------------
                                           (1,494,100)          2,109,100            725,000         (3,540,638)
                                    ------------------------------------------------------------------------------
     Total (benefit) provision        $    (1,389,100)    $     2,700,000    $     1,410,000    $    (2,840,638)
                                    ==============================================================================

                      VANTAS Incorporated and Subsidiaries

11. INCOME TAXES (CONTINUED)

The following is a reconciliation of the income tax (benefit) expense computed using the statutory federal income tax rate to the actual income tax (benefit) expense and its effective income tax rate:

                                                                             TRANSITION
                                                                             PERIOD ENDED      YEAR ENDED
                                             YEARS ENDED JUNE 30,            DECEMBER 31,     DECEMBER 31,
                                            1997               1998              1998             1999
                                    -------------------------------------------------------------------------
Income tax (benefit) expense at
  federal statutory rate            $      507,454    $    2,308,440     $    1,138,804    $   (8,248,119)
State and local income taxes, net
  of federal income tax benefit             26,400           427,195            213,393           (35,870)
Valuation allowance                              -                 -                  -         4,515,000
Nondeductible goodwill                           -            17,074             62,222           928,428
Reduction in valuation
  allowance                             (2,001,200)                -                  -                 -
Impact of tax settlement                    56,000                 -                  -                 -
Other, net                                  22,246           (52,709)            (4,419)              (77)
                                   --------------------------------------------------------------------------
                                   $   (1,389,100)    $    2,700,000     $    1,410,000    $   (2,840,638)
                                   ==========================================================================

                      VANTAS Incorporated and Subsidiaries

11. INCOME TAXES (CONTINUED)

The deferred tax effects of temporary differences as of December 31, 1998 and 1999 are as follows:

                                                                       DECEMBER 31,
                                                                  1998              1999
                                                         ------------------------------------
         Deferred tax assets:
            Accounts receivable allowance                  $      174,000   $      332,000
            AMT credit carryforward                                     -          252,000
            Deferred rent payable                                 969,000        3,532,000
            Net operating losses                                        -       10,302,000
                                                         ------------------------------------
                                                                1,143,000       14,418,000
         Less: valuation allowance                                      -       (4,515,000)
                                                         ------------------------------------
                                                                1,143,000        9,903,000
                                                         ------------------------------------
         Deferred tax liabilities:
            Fixed assets                                         (429,000)      (4,665,000)
            Intangibles                                        (2,054,000)      (2,966,000)
            Other                                                       -         (141,000)
                                                         ------------------------------------
                                                               (2,483,000)      (7,772,000)
                                                         ------------------------------------
         Net deferred tax asset (liability)
            after valuation allowance                      $   (1,340,000)  $    2,131,000
                                                         ====================================

FAS Statement 109 requires a valuation allowance to be recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a $4,515,000 valuation allowance is required at December 31, 1999.

At December 31, 1999, the Company has available unused net operating loss carryforwards of approximately $26 million, which principally expire in fiscal year 2019.

                      VANTAS Incorporated and Subsidiaries

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                   TRANSITION
                                                                                  PERIOD ENDED      YEAR ENDED
                                                       YEARS ENDED JUNE 30,       DECEMBER 31,     DECEMBER 31,
                                                       1997            1998           1998              1999
                                                  -----------------------------------------------------------------
      Numerator:
         Net income (loss)                         $   2,881,612   $  4,089,528    $  1,939,423   $  (21,419,146)
         Accretion of preferred stock                   (846,437)   (14,300,008)     (7,303,669)     (12,251,863)
                                                  -----------------------------------------------------------------
      Numerator for basic earnings per share-
         income (loss) applicable to common stock  $   2,035,175   $(10,210,480)   $ (5,364,246)  $  (33,671,009)

         Effect of dilutive securities:
           Accretion of preferred stock                  846,437              -               -                -
                                                  -----------------------------------------------------------------
      Numerator for diluted earnings per
         share-income (loss) applicable to common
         stock after assumed conversions           $   2,881,612   $(10,210,480)   $ (5,364,246)  $  (33,671,009)
                                                  =================================================================
      Denominator:
         Denominator for basic earnings per
           share-weighted average shares               4,835,029      4,954,035       4,951,325        5,141,996
         Effect of dilutive securities:
           Stock options                                 314,170              -               -                -
           Warrants                                            -              -               -                -
           Convertible preferred stock                 4,348,869              -               -                -
                                                  -----------------------------------------------------------------
      Dilutive potential common shares                 4,663,039              -               -                -
                                                  -----------------------------------------------------------------
      Denominator for diluted earnings per
         share-adjusted weighted  average shares
         and assumed conversions                       9,498,068      4,954,035       4,951,325        5,141,996
                                                  =================================================================

Options and warrants to purchase 3,653,119, 4,158,706, 4,288,706 and 4,050,352 shares of common stock were outstanding as of June 30, 1997, June 30, 1998, December 31, 1998 and December 31, 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Additionally, 10,797,562 and 29,837,272 shares of convertible preferred stock were outstanding as of December 31, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would also have been anti-dilutive.

                      VANTAS Incorporated and Subsidiaries

13. STOCK OPTION PLANS

During the year ended December 31, 1999, the Company's Board of Directors approved the adoption of the 1999 Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the issuance of either incentive or non-qualified stock options to key employees, directors and consultants. Under the 1999 Plan, options may be granted at prices, terms and vesting to be determined by the Company's Board of Directors. Incentive stock options shall not have an exercise price less than the fair market value of the Company's common stock on the date of the grant. Options granted under this plan expire ten years from the date of grant and vest over a three-year period. Under certain conditions, these options may vest on an accelerated basis. The maximum aggregate number of shares of Class A Common Stock available for award under the 1999 Plan shall be 2,851,000, subject to adjustment for stock splits, dividends or otherwise. During 1999, non-qualified stock options to purchase 2,214,000 shares were granted under this plan. There were no incentive stock options granted in 1999. At December 31, 1999, non-qualified options to purchase 2,075,000 shares were outstanding under the plan after the reduction of 139,000 forfeitures during 1999. None of such shares were vested at December 31, 1999. There were 776,000 option shares available for grant at December 31, 1999.

During the Transition Period, options were granted by the Company's Board of Directors to a key executive, to acquire 200,000 shares of common stock. The options vested immediately and expire five years from the date of grant.

During fiscal 1997, the Company's Board of Directors approved the adoption of the 1996 Stock Option Plan ("1996 Plan"). The 1996 Plan provided for the issuance of non-qualified stock options to key employees, directors and consultants. Under the 1996 Plan, options were granted at prices determined by the Company's Board of Directors, but in no case were priced less than $2.00 per share. Options granted under this plan expire ten years from the date of grant and vest over a ten-year period. As a result of certain transactions during 1999, all of the Company's outstanding stock options issued under the 1996 Stock Option Plan became fully vested. Options granted during fiscal 1997 and 1998 to acquire 1,225,000 and 220,750 shares of common stock, respectively, were granted under this plan. At December 31, 1999, 766,256 options were outstanding and fully vested under the 1996 Plan and no further options were available for grant.

                      VANTAS Incorporated and Subsidiaries

13. STOCK OPTION PLANS (CONTINUED)

Certain options, granted in 1996 and 1997, prior to the adoption of the 1996 Plan, generally vested immediately, expire five years from the date of grant and are exercisable at prices that in the Board's opinion were equal to or exceeded the fair market value of the Company's common stock on the date of grant. Certain options granted in 1996, to acquire 440,000 shares of common stock expire seven years from the date of grant and vest over a three-year period. At December 31, 1999, 940,000 of such options were outstanding and fully vested.

                      VANTAS Incorporated and Subsidiaries

13. STOCK OPTION PLANS (CONTINUED)

The following is a summary of the non-qualified stock options activity for the years ended June 30, 1997 and 1998, the Transition Period Ended December 31, 1998 and the year ended December 31, 1999:

                                                     YEARS ENDED JUNE 30,             TRANSITION PERIOD ENDED        YEAR ENDED
                                                 1997                    1998            DECEMBER 31, 1998       DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISED              EXERCISED              EXERCISED              EXERCISED
                                          SHARES        PRICE      SHARES      PRICE      SHARES      PRICE       SHARES     PRICE
                                      ----------------------------------------------------------------------------------------------
Outstanding at beginning of period       1,000,000   $  1.16     2,725,000   $  1.68    2,525,250   $  1.98      2,655,250   $ 2.26
Granted                                  1,725,000      2.00       220,750      2.86      200,000      6.00      2,214,000     6.00
Exercised                                        -      -         (420,000)     0.50            -      -          (597,994)    1.68
Forfeited                                        -      -                -      -               -      -          (139,000)    6.00
Retired                                          -      -             (500)     2.00      (70,000)     2.98       (151,000)    2.02
                                      -------------            ------------            -----------             ------------
Options outstanding, end of period       2,725,000   $  1.68     2,525,250   $  1.98    2,655,250   $  2.26      3,981,256   $ 4.30
                                      =============            ============            ===========             ============
Options exercisable, end of period       1,280,000   $  1.34     1,092,500   $  1.81    1,186,583   $  1.82      1,906,256   $ 2.46
                                      =============            ============            ===========             ============
Options available for grant, end of
   period                                  245,000                  24,250                      -                  776,000
                                      =============            ============            ===========             ============
Weighted-average fair value of
   options granted during the period                 $  0.22                 $  0.61                $  0.11                  $ 0.02
                                                 ==============            ============           =============            =========

                      VANTAS Incorporated and Subsidiaries

13. STOCK OPTION PLANS (CONTINUED)

The exercise prices for options outstanding as of December 31, 1999 range from $2.00 to $6.00 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1999 is approximately 7 years.

The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying consolidated financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended June 30, 1997 and 1998, the Transition Period Ended December 31, 1998 and the year ended December 31, 1999, the Company's net income and earnings per share would have been as follows :

                                                                              TRANSITION
                                                                             PERIOD ENDED     YEAR ENDED
                                                 YEARS ENDED JUNE 30,         DECEMBER 31,    DECEMBER 31,
                                                1997            1998             1998           1999
                                       ----------------------------------------------------------------

         Net (loss) income as reported   $    2,881,612  $    4,089,528  $    1,939,423  $ (21,419,146)
         Net (loss) income - pro forma        2,752,612       4,049,598       1,909,131    (21,547,146)
         Basic (loss) earnings per
            common share - as reported            0.42           (2.06)          (1.08)          (6.55)
         Basic (loss) earnings per
            common share - pro forma              0.39           (2.07)          (1.09)          (6.57)
         Diluted (loss) earnings per
            common share - as reported            0.30           (2.06)          (1.08)          (6.55)
         Diluted (loss) earnings per
            common share - pro forma              0.29           (2.07)          (1.09)          (6.57)

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants for the years ended June 30, 1997 and 1998, the Transition Period Ended December 31, 1998 and the year ended December 31, 1999, respectively: no dividend yield; expected volatility of 0%, risk free interest rates of 6.2%, 5.7%, 5.3% and 5.4%, respectively; and expected lives approximating 5 years.

                      VANTAS Incorporated and Subsidiaries

14. BENEFIT PLAN

The Company has a 401(k) voluntary savings and investment plan (the "Plan") open to all employees who meet certain minimum requirements. The Company can make voluntary contributions to the Plan not to exceed 6% of eligible participant compensation. Participants vest 100% in Company contributions after 3 years of service. The Company contributed approximately $21,000, $95,000, $86,000 and $507,000 to the Plan for the years ended June 30, 1997 and 1998, the Transition Period Ended December 31, 1998 and the year ended December 31, 1999, respectively.

15. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the Mergers, the Company authorized 15,000,000 shares of Series C Preferred Stock, which ranks on parity with the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock ("Series A Preferred Stock" and "Series B Preferred Stock", respectively). Except for certain class voting rights and except for the conversion feature described below, the Series C Preferred Stock has substantially identical terms as the Series A Preferred Stock and Series B Preferred Stock. If the original holders of the Series C Preferred Stock or certain of their permitted transferees are the holders of the Series C Preferred Stock at the time of conversion thereof, the Series C Preferred Stock will be converted into Class B Common Stock ("Class B Common Stock") which will have identical terms and conditions as the Company's Class A Common Stock ("Class A Common Stock") (formerly the Common Stock), except that such Class B Common Stock will carry the right to elect a specified number of directors, not to exceed four, following an initial public offering.

During the year ended December 31, 1999, the Company authorized 5,200,000 shares and issued 5,109,873 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at $5.25 per share for net proceeds of approximately $26.5 million (net of issuance costs of $284,450). The Series D Preferred Stock has a liquidation preference of $5.25 per share.

The Series D Preferred Stock ranks pari passu with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock"), and senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, with respect to liquidation. The Series D Preferred Stock is convertible into the Company's Class B Common Stock on a one-for-one basis, or at the election of the shareholder into the Company's Class A Common Stock.

                      VANTAS Incorporated and Subsidiaries

15. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

During the year ended December 31, 1999, the Company authorized 1,000,000 shares and issued 604,413 shares of Series E Preferred Stock at $5.25 per share for net proceeds of approximately $3.1 million (net of issuance costs of $99,467). The Series E Preferred Stock has a liquidation preference of $5.25 per share. The Series E Preferred Stock ranks pari passu with the Company's Series D Preferred Stock, and senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock with respect to liquidation. The Series E Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis.

During the Transition Period, the Company issued 817,853 shares of Series B Preferred Stock to acquire the remaining interests in all of its seven controlled partnerships. Concurrent with this transaction, the Company issued 480,236 shares of Series B Preferred Stock for net proceeds of $2,266,121 (net of issuance costs of $15,000). The Company also issued 200,000 shares of Series B Preferred Stock to a key executive in exchange for a recourse note of $950,000, due on August 4, 2001, bearing interest at the rate of 5.48%, payable annually.

During fiscal 1998, the Company authorized 3,500,000 shares and issued 1,730,062 shares of Series B Preferred Stock for net proceeds of $7,874,400 (net of issuance costs of $343,395). In connection with the Series B Preferred Stock offering, the Company issued 54,380 warrants to purchase the Company's common stock. The warrants are exercisable at $4.75 per share and the 15,810 remaining outstanding warrants expire on April 30, 2003.

During fiscal 1997, the Company authorized and issued 7,574,711 shares of Series A Preferred Stock for net proceeds of $11,257,610 (net of issuance costs of $1,430,455) and the conversion of $220,000 in notes payable to directors. In connection with the Series A Preferred Stock offering, the Company issued 1,488,119 warrants to purchase the Company's common stock.

The Series A and Series B Preferred Stock rank on a parity with each other and with the Series C Preferred Stock and senior to the Company's common stock with respect to payment of dividends and liquidation preferences. The holders of Preferred Stock are entitled to non-cumulative cash dividends when and as declared by the Company's Board of Directors in an amount equal to any equivalent per share cash dividend declared on the common stock. The shares of the Series A Preferred Stock and Series B Preferred Stock

                      VANTAS Incorporated and Subsidiaries

15. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

are convertible, in whole or in part, at any time prior to November 15, 2004, at the option of the holder, into an equivalent number of shares of Class A Common Stock (subject to adjustments for certain dilutive events). Mandatory conversion of such shares into Class A Common Stock will occur at the conversion rate described in the preceding sentence upon an initial public offering meeting certain quantitative standards.

Upon the occurrence of certain liquidation events, the holders of Preferred Stock shall be entitled to receive an amount per share equal to $1.7041 (in the case of the Series A Preferred Stock), $4.75 (in the case of the Series B Preferred Stock and Series C Preferred Stock) or $5.25 (in the case of Series D Preferred Stock and Series E Preferred Stock), plus a cumulative return computed on each such amount at the rate of 8% per annum for the period for which such shares were outstanding less the aggregate amount of all declared and paid cash dividends on such shares, if any. The holders of Preferred Stock are entitled to vote, on any matter requiring shareholder vote, equivalent to the number of shares of common stock into which such shares are convertible.

In the event that there has not been an initial public offering or a merger involving the Company, in each case meeting certain standards, by November 15, 2001, the holders of the outstanding shares of the preferred stock may require the Company to repurchase (the "Put") such shares at a price per share equal to the greater of (i) $1.7041 (in the case of the Series A Preferred Stock), $4.75 (in the case of the Series B Preferred Stock and Series C Preferred Stock), and $5.25 (in the case of Series D Preferred Stock and Series E Preferred Stock) plus a cumulative return computed on each such amount at the rate of 8% per annum for the period for which such shares were outstanding less the aggregate amount of all declared and paid cash dividends on such shares, if any, or (ii) the appraised value of the common stock into which the Preferred Stock is then convertible. The exercise of the Put requires participation by 66-2/3% of the then outstanding series of Preferred Stock and is subject to the consent of the Company's senior lender.

In connection with the Put, at each balance sheet date the Company is accreting the difference between the carrying value of the preferred stock and the estimated maximum repurchase price as a reduction in retained earnings. The aggregate reduction as of December 31, 1999, was $34,701,977.

                      VANTAS Incorporated and Subsidiaries

16. TRANSITION PERIOD COMPARATIVE DATA

                                                                             SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           1998              1997
                                                                       -------------------------------
                                                                                         (UNAUDITED)

Revenues                                                               $ 54,057,186     $ 27,179,231
                                                                       ===============================

Contribution from operation of business centers                        $ 11,946,881     $  6,605,804
                                                                       ===============================

Income before income taxes                                             $  3,349,423     $  3,266,256

Provision for income taxes                                                1,410,000        1,305,000
                                                                       -------------------------------
Net income                                                             $  1,939,423     $  1,961,256
                                                                       ===============================
Net (loss) income applicable to
   common stock                                                        $ (5,364,246)    $  1,290,736
                                                                       ===============================

Share information:
Basic earnings:
   Net (loss) income per common share                                  $      (1.08)    $       0.27
                                                                       ===============================
   Average shares outstanding                                             4,951,325        4,843,468
                                                                       ===============================

Diluted earnings:
   Net (loss) income per common share                                  $      (1.08)    $       0.16
                                                                       ===============================
   Average shares outstanding                                             4,951,325       12,591,972
                                                                       ===============================

17. SUBSEQUENT EVENTS

On January 5, 2000, the Company issued 2,072,745 shares of Series E Convertible Preferred Stock to RSI at a price of $5.25 per share. In connection with the offering, the Company increased the authorized preferred stock to 33.5 million shares and the authorized common stock to 63.5 million shares, of which 41.0 million shares are designated as Class A Common Stock and 22.5 million shares are designated as Class B Common Stock.

                      VANTAS Incorporated and Subsidiaries

17. SUBSEQUENT EVENTS (CONTINUED)

On January 20, 2000, the Company executed an agreement and plan of merger (the "HQ Merger Agreement") pursuant to which the Company will be merged (the "HQ Merger") with and into HQ Global Workplaces, Inc. ("HQ").

In connection with the HQ Merger, (i) each share of the common stock of the Company will be converted into the right to receive $8.00 per share in cash;
(ii) each share of the convertible preferred stock of the Company that is outstanding will be converted into the right to receive that number of shares of the surviving corporation that equal to the product of the number of shares of the common stock of the Company that such shareholder would have been entitled to receive had it converted its shares immediately prior to the HQ Merger and the Conversion Ratio (as defined in the HQ Merger Agreement); and (iii) each option and warrant to purchase the common stock of the Company, other than options under the 1996 Plan, will be converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, as the case may be, subject, in each case, to adjustment as provided in the HQ Merger Agreement. In connection with the HQ Merger, the Company established a $35 million letter of credit as a deposit to HQ in the event the HQ Merger is not consummated under certain circumstances.

Effective January 2000, a wholly-owned subsidiary of the Company acquired the stock of an entity that owned a business center for a cash purchase price of $779,000.

                              Supplemental Schedule

                      VANTAS Incorporated And Subsidiaries

                 Schedule II - Valuation And Qualifying Accounts


                                                                            ADDITIONS
                                                               ------------------------------------
                                                                                  CHARGED TO
                                                 BALANCE AT       CHARGED TO       OTHER                           BALANCE AT
                                                BEGINNING OF      COSTS AND       ACCOUNTS        DEDUCTIONS -       END OF
                  DESCRIPTION                      PERIOD          EXPENSES       RECEIVABLE       DESCRIBE (1)      PERIOD
                                              --------------------------------------------------------------------------------

Year ended December 31, 1999                    $   401,000     $  1,291,485    $      -        $   831,485      $    861,000
                                              ================================================================================

Transition period ended December 31, 1998
   Allowance for doubtful accounts              $   266,000     $    250,672    $      -        $   115,672      $    401,000
                                              ================================================================================

Year ended June 30, 1998
   Allowance for doubtful accounts              $   257,000     $    387,900    $      -        $   378,900      $    266,000
                                              ================================================================================

Year ended June 30, 1997
   Allowance for doubtful accounts              $    55,000     $    205,688    $      -        $     3,688      $    257,000
                                              ================================================================================

(1) Accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 3, 1999, VANTAS discharged PricewaterhouseCoopers LLP as its independent accountants and retained Ernst & Young LLP. For further information see VANTAS's Form 8-K filed on December 10, 1999.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of VANTAS consists of ten members elected annually. Currently, there are seven directors and three vacant board seats.

     The following table sets forth certain information with respect to the executive officers and directors of VANTAS, based upon information furnished to VANTAS by each director and executive officer.


                                                                                          TERM AS         OFFICER/
                                                                                          DIRECTOR        DIRECTOR
NAME                             TITLE                                         AGE        EXPIRES          SINCE
David Rupert                     Acting President, Chief Executive
                                 Officer and Chief Operating Officer           51                           1999

T.J. Tison                       Executive Vice President and Chief
                                 Investment Officer                            51                           1999

David W. Beale                   Director                                      39           2000            1986

Daniel DiSano                    Director                                      31           2000            1999

Christopher George               Director                                      32           2000            1999

Jon Halpern                      Director                                      37           2000            1999

Jeffrey D. Neumann               Director                                      37           2000            1999

Stephen M. Rathkopf              Director                                      56           2000            1999

Scott H. Rechler                 Chairman of the Board                         32           2000            1999


     Following execution of the Merger Agreement relating to the proposed HQ Merger, David Beale and Alan Langer, current employees of the Company, relinquished their titles of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively.

     DAVID RUPERT, ACTING PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING OFFICER. Mr. Rupert joined VANTAS in September 1999. Previously, Mr. Rupert was President of Pitney Bowes Business Services, a division of Pitney Bowes, Inc. This $600 million global unit serves clients in more than 1,000 locations. Under Mr. Rupert's leadership, the Business Services unit was the fastest growing division of the company, providing a variety of outsourced services, among them mail, copy center and fax management, records and information management and document services. Mr. Rupert earned a Bachelor of Arts Degree from Georgetown University and a Masters Degree in Management from Yale University.

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

     DAVID W. BEALE, DIRECTOR. Mr. Beale was a founder and Director of Corporate Planning Services, Inc. ("CPS") from 1984 to 1990. CPS was a holding company that operated an NASD registered broker-dealer and a financial software company as well as owned a controlling interest in VANTAS. From March 1983 to June 1984, Mr. Beale was a Director for Marketing of COAP Planning Corp., a wholesaler of financial products and services. Prior to March 1983, Bristol-Myers & Co. employed him in various marketing capacities. Mr. Beale holds a BS degree in both management and marketing from CW Post College/Long Island University. From 1989 to 1994, Mr. Beale was a member of the Board of Directors and the Financial Standards Committee of the Executive Suite Association, the business center's industry trade association.

     DANIEL DISANO, DIRECTOR. Mr. DiSano serves as a Director on VANTAS's Strategic Steering Committee. He is Senior Vice President of Operations of FrontLine. Mr. DiSano was the first full-time employee of FrontLine, helping spin off the company from Reckson Associates Realty Corp., and significantly grow FrontLine's market value in its first year as a public company. Prior to joining FrontLine, Mr. DiSano was a consultant with Booz-Allen Hamilton, a leading management consulting firm. Mr. DiSano worked on several strategic and operational issues including several growth strategy engagements. Prior to joining Booz-Allen Hamilton, Mr. DiSano was a consultant and Staff Manager with Charles River Associates, a leading economic consulting firm. Mr. DiSano has founded the Lorraine I. DiSano Cancer Foundation to raise funds for innovative cancer research. Mr. DiSano graduated from Clark University with a BA in Economics and earned an MBA from MIT Sloan School of Management.

     CHRISTOPHER GEORGE, DIRECTOR. Mr. George serves as a Director of VANTAS. He is Senior Vice President of Strategic Investments at FrontLine. Prior to joining FrontLine in 1999, Mr. George was a Managing Director in the Equity Research Department of Bear, Stearns & Co. Inc. where he was involved in building a top-tier real estate research and investment banking franchise, and published the Bear, Stearns US Real Estate Almanac. Mr. George holds a Bachelor of Arts degree from the University of Michigan and an MBA in Finance from New York University Stern School of Business.

     JON HALPERN, DIRECTOR. Mr. Halpern serves as a Director of VANTAS, and serves on the Board's Executive and Strategic Steering Committees. Pursuant to a letter agreement dated September 23, 1999, FrontLine has agreed, for a period of three years after the closing of the sale to FrontLine of JAH I/O LLC, an entity that owned interests in VANTAS, to cause Mr. Halpern to be elected a director and named Vice Chairman of the board of directors of VANTAS. He is the sole stockholder, Chairman & CEO of JLH Realty Management Service, Inc., the General Partner of JAH Realties, L.P., a partnership with investments in telecommunications, the Internet, and real estate. In connection with these investments, Mr. Halpern serves as a board observer of onsite Access, Inc. ("onsite") a leader in building-centric Internet service and telephony. He is also Co-Chairman of Summit Aviation, a high-end executive jet charter and transportation company. In addition, Mr. Halpern is the Managing Director of Halpern Real Estate Development, LLC, a full-service real estate organization. He serves as a Member of the Board of Directors and Executive Committee of the Westchester Medical Center. From 1997 through 1998, Mr. Halpern was a Director and Executive Vice President of Reckson Associates Realty Corp. and President of its Westchester Division. Mr. Halpern has a Bachelor of Science Degree from the School of Business at the University of Colorado.

     JEFFREY D. NEUMANN, DIRECTOR. Mr. Neumann serves as a Director of VANTAS. He is Executive Vice President of Investments at FrontLine and is responsible for all investments and acquisitions for the company. Prior to joining RSI in 1998, Mr. Neumann was a Vice President in GE Capital's private equity investment subsidiary. While at GE Capital, Mr. Neumann participated in numerous investments in both public and private companies. Previously, Mr. Neumann was the President of a manufacturing company and of a health care company. He started his career with the investment banking firm of Bear, Stearns & Co. Inc. in New York. Mr. Neumann is a Director of OnSite and eSourceOne, Inc. ("eSourceOne"). Mr. Neumann holds an MBA in Finance from New York University Stern School of Business and a Bachelor of Arts from Ithaca College.

     STEPHEN M. RATHKOPF, DIRECTOR. Mr. Rathkopf serves as a Director of VANTAS. He is Senior Vice President and Legal Counsel at FrontLine, where he is involved in the structuring and negotiation of FrontLine's investments as well as assisting partner companies. Prior to joining FrontLine, Mr. Rathkopf was a Managing Partner of Herrick, Feinstein LLP, a 100 attorney New York City law firm, where he was also the Chairman of the Corporate Department and head of the firm's Business Development Committee. While at Herrick, Mr. Rathkopf headed up the corporate team in a wide variety of corporate transactions, mergers, acquisitions, joint ventures and private equity investments and also originated numerous transactions for the firm's clients. He holds a Juris Doctor from New York University School of Law and a Bachelor of Arts from City College of New York.

     SCOTT H. RECHLER, CHAIRMAN OF THE BOARD. Mr. Rechler is Chairman of the Board of Directors and serves on the Board's Executive, Audit and Compensation Committee. He is President and Co-Chief Executive Officer of Reckson Associates Realty Corp. (NYSE), one of the premier commercial real estate operating companies in the Northeast. Mr. Rechler was the architect of Reckson's successful initial public offering in June 1995. He has overseen over $1.3 billion in acquisitions and developments since joining Reckson in 1989. Subsequent to Reckson's initial public offering, its size quadrupled to over 21 million square feet with a total market capitalization in excess of $1.0 billion. Mr. Rechler also serves as President, Chief Executive Officer and a director of FrontLine and serves on the boards of OnSite and eSourceOne. Mr. Rechler is a frequent lecturer among his peers, addressing organizations such as the Real Estate Lenders Association, New York Society of Security Analysts, and National Association of Industrial and Office Properties. He has spoken at the nation's leading universities, among them the University of Pennsylvania's Wharton School of Business and New York University. Mr. Rechler is an active fund-raiser for a number of charities, including the Long Island Children's Museum, where he is a chairman of the Corporate Committee and a member of the Board of Directors. Mr. Rechler is a graduate of Clark University. He received a Master of Finance Degree from New York University.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation awarded for services rendered during the twelve months ended December 31, 1999 ("Fiscal 1999"), the six months ended December 31, 1998 ("Fiscal-December 1998") and the fiscal year ended June 30, 1998 ("Fiscal-June 1998") to the Chief Executive Officer, two other executive officers of VANTAS and two additional employees of the Company (collectively, the "Named Executive Officers") whose base salary, on an annualized basis, exceeded $100,000 during the twelve months ended December 31, 1999. In October 1998, the Board of Directors approved the change in VANTAS's fiscal year from June 30 to December 31, commencing December 31, 1998. As a result, the information in the table for Fiscal-December 1998 reflects only the six month period of July 1, 1998 through December 31, 1998.


                                                     SUMMARY COMPENSATION TABLE


                                                                          Other           Restricted   Long
Name and Principal                             Base                       Annual          Stock        Term       All
Position                        Period         Salary(s)    Bonuses(s)    Compensation    Grants       Options    Other(s)

David W. Beale
  Former President and Chief
  Executive Officer (1)         Fiscal - 1999    500,000      765,500     16,839,530(2)       --        250,000       --
                                Fiscal -
                                December 1998    137,812      232,500           --            --        200,000       --
                                Fiscal -
                                June 1998        262,500      533,000           --            --          --          --

Alan M. Langer
  Former Executive Vice
  President and Chief
  Financial Officer (1)         Fiscal - 1999    200,000      183,125       2,918,060(3)      --         100,000      --
                                Fiscal -
                                December 1998    100,000       58,125           --            --          --          --
                                Fiscal -
                                June 1998        150,000      125,000           --            --          --          --

T.J. Tison
  Executive Vice President
  and Chief Investment Officer  Fiscal - 1999    179,688       87,500           --            --          50,000      --
                                Fiscal -
                                December 1998      n/a          n/a            n/a            n/a         n/a         n/a
                                Fiscal -
                                June 1998          n/a          n/a            n/a            n/a         n/a         n/a

Mitchell Knecht
  Senior Vice President,
  Chief Information Officer     Fiscal - 1999    199,162       38,973           --            --          50,000      --
                                Fiscal -
                                December 1998     88,750       13,973           --            --          --          --
                                Fiscal -
                                June 1998         93,750       22,917           --            --          --          --
Laura Kozelouzek
  Senior Vice President,
  Eastern Region                Fiscal - 1999    139,167       63,312      1,528,174(4)       --          25,000      --
                                Fiscal -
                                December 1998     59,167       39,736           --            --          --          --
                                Fiscal -
                                June 1998         99,583       47,317           --            --          --          --


(1) Following execution of Merger Agreement relating to the proposed HQ Merger, David Beale and Alan Langer, current employees of the Company, relinquished their titles of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively.

(2) Of this amount, $16,796,442 represented reimbursement for taxes associated with the exercise of non-qualified stock options.

(3) Of this amount, $2,898,060 represented reimbursement for taxes associated with the exercise of non-qualified stock options.

(4) This amount represented reimbursement for taxes associated with the exercise of non-qualified stock options.


                                               OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                 Potential Realizable
                                         Percent of Total                                        Value at Assumed Annual
                                        Options Granted to   Exercise Price Per                  Rates of Common Stock
                                           Employees for       Share of Common     Expiration    Price Appreciation For
Name                   Options Granted      Fiscal Year           Stock (1)           Date       Option Term(2)
David W. Beale            250,000               11.3%                $6.00           5/7/09      $ 943,342   $ 2,390,614
Alan M. Langer            100,000                4.5%                $6.00           5/7/09      $ 377,337   $   956,245
T.J. Tison                 50,000                2.3%                $6.00           5/7/09      $ 188,668   $   478,123
Mitchell Knecht            50,000                2.3%                $6.00           5/7/09      $ 188,668   $   478,123
Laura Kozelouzek           25,000                1.1%                $6.00           5/7/09      $  94,334   $   239,061



------------
(1) All options are granted with an exercise price equal to or in excess of the fair market value of the Common Stock on the date of grant and have a term of ten years from the date of grant. The options granted have a three year vesting schedule, subject to acceleration upon the occurrence of certain events. Upon consummation of the HQ Merger, all options will be vested.

(2) In accordance with the rules of the Securities and Exchange Commission, these amounts are the hypothetical gains of "option spreads" that would exist for the respective options based on assumed rates of annual compound share price appreciation of 5% and 10% from the date the options were granted over the full option term. No gain to the option is possible without an increase in the price of Common Stock, which would benefit all shareholders.


                                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

                                                      FY-END OPTION/SAR VALUES

                                                                Number of Shares           Value of Unexercised
                                                                Underlying Unexercised     In-The-Money Options at
                                Shares                          Options at Fiscal 1999     Fiscal 1999 Year-End
                               Acquired            Value        Year End (#)               ($)(1)
Name                         on Exercise        Realized ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
----                         -----------        ------------    -------------------------  -------------------------
David W. Beale.......          408,955        $  18,275,546(2)      866,045/250,000            $ 2,004,795/0
Alan M. Langer.......           71,756            3,131,267(2)      133,244/100,000            $   401,064/0
T.J. Tison...........                0                      0              0/50,000            $         0/0
Mitchell Knecht......                0                      0         25,000/50,000            $    75,250/0
Laura Kozelouzek.....           34,822            1,671,346(2)       125,178/25,000            $   376,786/0


(1) The value of unexercised in-the-money options at Fiscal-1999 year-end, based on the fair market value for Common Stock of $5.01 per share, as of December 31, 1999.

(2) These amounts include amounts paid to reimburse the employees for taxes associated with the exercise of options. See "- - Summary Compensation Table."

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has an employment contract with Mr. Beale that expires on June 30, 2002. Pursuant to the contract and separate negotiations with the Company, Mr. Beale is currently receiving an annual salary of $500,000. The contract also provides for a performance bonus and an incentive plan. In addition, the contract provides that if Mr. Beale is terminated without Cause (as defined therein) or resigns in the event of certain substantial management changes, then Mr. Beale is entitled to severance benefits including lump sum payments of salary and bonus for the periods specified in the contract and the vesting and/or repurchase of certain equity interests in the Company. The contract also contains non-competition and non-disclosure provisions applicable to Mr. Beale. Messrs. Langer, Rupert and Tison have entered into similar agreements with the Company providing for differing compensation levels and expiring on December 31, 2001 (including automatic six month renewal options), September 7, 2002 (including automatic six month renewal options), and May 13, 2001, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Scott Rechler, the Chairman of Vantas, serves on the Compensation Committee. Mr. Rechler is President and Co-Chief Executive Officer of Reckson Associates Realty Corp., the parent of Reckson Operating Partnership, L.P. (see Item 13 below). Mr. Rechler also serves on the Board of OnSite (see Item 13 below).

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


                                                                   Shares of Common Stock Beneficially
                                                                    Owned as of December 31, 1999(1)

Name of Beneficial Owners                             Number                    Percent of Total (2)
FrontLine Capital Group (3)....................       29,689,589                           85.8%
David W. Beale (4).............................        2,239,698                           27.5%
Alan M. Langer (5).............................          392,984                            5.3%
David Rupert...................................                0                               0
T.J. Tison.....................................                *                               *
Daniel DiSano..................................                0                               0
Christopher George.............................                0                               0
Jon Halpern....................................                0                               0
Jeffrey D. Neumann.............................                0                               0
Stephen M. Rathkopf............................                0                               0
Scott H. Rechler...............................                0                               0
All directors and executive officers
as a group (10 persons)........................        2,632,682                           31.2%


-----------

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

(3) The address of this holder is 1350 Avenue of the Americas, New York, New York 10019. In addition to shares held directly by FrontLine, these shares include the interests of Arnold Widder, RSI I/O Holdings, Inc., Reckson Office Centers LLC and Interoffice Superholdings LLC attributable to FrontLine pursuant to Rule 13d-3 under the Securities Exchange Act of 1934. The shares deemed to be owned by this holder include 2,164,354 shares of common stock, 7,041,840 shares of Series A Preferred Stock, 1,667,051 shares of Series B Preferred Stock, 13,325,424 shares of Series C Preferred Stock, 5,109,873 shares of Series D Preferred Stock, and 381,047 shares of Series E Preferred Stock held directly and through the other entities named above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     VANTAS is tenant under nine leases with Reckson Operating Partnership, L.P., an affiliate of FrontLine. For the twelve month period ended December 31, 1999, VANTAS paid approximately $3.4 million, in the aggregate, for rent and other charges under such leases.

     For the twelve month period ended December 31, 1999, VANTAS paid OnSite, an affiliate of FrontLine, approximately $346,000 in respect of the provision of internet access and telephony services.

     David Beale, a Director of VANTAS and the former President and Chief Executive Officer, is indebted to VANTAS in the amount of $1,617,910. The indebtedness is represented by two promissory notes in the principal amount of $950,000 and $667,910. The $950,000 promissory note bears interest at the rate of 5.48% per annum and is secured by a pledge of 200,000 shares of VANTAS Common Stock. The principal amount of the note is due and payable on August 4, 2001. The indebtedness was incurred in connection with the issuance and sale to Mr. Beale of 200,000 shares of Series B Convertible Preferred Stock on August 4, 1998. The $667,910 promissory note bears interest at the rate of 5.74% per annum and is secured by a pledge of Mr. Beale's remaining ownership in VANTAS securities. The principal amount of the note is due and payable on December 30, 2002 or upon termination of his employment with the Company. The indebtedness was incurred in connection with the exercise of stock options on December 30, 1999.

     Alan Langer, the former Executive Vice President and Chief Financial Officer of VANTAS, is indebted to VANTAS in the amount of $143,512. The indebtedness is represented by a promissory note, which bears interest at the rate of 5.74% per annum and is secured by a pledge of Mr. Langer's ownership in VANTAS securities. The principal amount of the note is due and payable on December 30, 2002 or upon termination of his employment with the Company. The indebtedness was incurred in connection with the exercise of stock options on December 30, 1999.

     On July 29, 1999, the Company issued and sold 3,347,961 shares of Series D Convertible Preferred Stock, at a price of $5.25 per share, for an aggregate cash purchase price of approximately $17.6 million. On August 4, 1999, the Company issued and sold 1,486,921 shares of Series D Preferred Stock and 352,380 shares of Series E Convertible Preferred Stock, in each case at a price of $5.25 per share, for an aggregate cash purchase price of approximately $9.7 million. On September 14, 1999, the Company issued and sold 274,991 shares of Series D Preferred Stock and 252,033 shares of Series E Preferred Stock, in each case at a price of $5.25 per share, for an aggregate cash purchase price of approximately $2.8 million. The Company issued and sold these securities pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. The offerings were made to a limited number of offerees, all of whom were accredited investors (as defined in Rule 501 promulgated under the Act), including FrontLine and certain of its affiliates.

     See "Item 1. Business - General" above for a discussion of the transactions in connection with the Mergers. See "Item 1. Business - Subsequent Developments - HQ Mergers" above for a discussion of the proposed HQ Merger and related transactions.

PART IV.

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS
         ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

The financial statements, financial statement schedule and exhibits are listed below and are filed as part of this report.

(1) FINANCIAL STATEMENTS

Included in Part II of this report:


                                                                                                             Page
Report of Independent Auditors - Ernst & Young LLP...................................................         II-16
Report of Independent Auditors - PricewaterhouseCoopers LLP..........................................         II-17
Consolidated Balance Sheets as of December 31, 1999
       and December 31, 1998.........................................................................         II-18
Consolidated Statements of Operations for the years
       ended December 31, 1999 and June 30, 1998
       and 1997 and for the period July 1, 1998 to December 31, 1998.................................         II-20
Consolidated Statements of Redeemable Convertible Preferred Stock and
       Stockholders' Equity (Deficiency) for the years ended December 31, 1999 and June 30, 1998 and
       1997 and for the period July 1, 1998 to December 31, 1998.....................................         II-21
Consolidated Statements of Cash Flows for the years ended
       December 31, 1999 and June 30, 1998 and 1997 and
       for the period July 1, 1998 to December 31, 1998..............................................         II-22
Notes to Consolidated Financial Statements...........................................................         II-24


      (2) FINANCIAL STATEMENTS SCHEDULES

      Included in Part II of this report:

      Schedule II - Valuation and Qualifying Accounts

               Other financial statement schedules are omitted because they are not required, or the information is presented in the consolidated financial statements or notes thereto.

      (3) EXHIBITS


EXHIBIT NUMBER          DESCRIPTION

3.1*                    Amended and Restated Articles of Incorporation
3.2**                   Certificate of Amendment/Designation to Amended and Restated Articles of Incorporation
3.3*                    By-laws and Amendments
4.1*                    Fifth Amended and Restated Certificate of Designation of Series A Convertible Preferred
                        Stock
4.2*                    Seconded Amended and Restated Certificate of Designation of Series B Convertible Preferred
                        Stock
4.3*                    Amended and Restated Certificate of Designation of Series C Convertible Preferred Stock
4.4*                    Certificate of Designation of Series D Convertible Preferred Stock
4.5*                    Amended and Restated Certificate of Designation of      Series E Convertible Preferred
                        Stock
4.6**                   Certificate of Amendment/Designation to Amended and Restated Certificate of Designation of
                        Series E Convertible Preferred Stock
4.7*                    Fifth Amended and Restated Stockholders Agreement
4.8                     Amendment to Fifth Amended and Restated Stockholders Agreement
10.1*                   Amended and Restated Credit Agreement by and among VANTAS, Various Banks and Paribas
10.2                    Amendment, Consent and Waiver to Credit Agreement
10.3                    Amendment to Credit Agreement
10.4                    Consent and Waiver to Credit Agreement
10.5*                   Employment Agreement with David Beale
10.6*                   Employment Agreement with Alan Langer
10.7**                  Employment Agreement with David Rupert
10.8*                   Employment Agreement with T.J. Tison
10.9*                   Employment Agreement with Stephen Fowler
10.10*                  Agreement, dated as of October 29, 1999, by and among David Beale, Reckson Service
                        Industries, Inc. and VANTAS
10.11*                  Agreement, dated as of October 29, 1999, by and among Alan Langer, Reckson Service
                        Industries, Inc. and VANTAS
10.12*                  Agreement, dated as of October 29, 1999, by and among Mitchell Knecht, Reckson Service
                        Industries, Inc. and VANTAS
10.13                   Agreement, dated as of October 29, 1999, by and among Laura Kozelouzek, Reckson Service
                        Industries, Inc. and VANTAS
10.14                   Amended and Restated Promissory Note of David Beale
10.15                   Promissory Note of David Beale
10.16                   Promissory Note of Alan Langer
10.17                   Promissory Note of Laura Kozelouzek
10.18*                  1999 Stock Option Plan
10.19*                  1996 Stock Option Plan
10.20**                 Intercompany Agreement dated as of January 8, 1999 by
                        and between VANTAS (then known as Alliance National
                        Incorporated) and Reckson Service Industries, Inc.
10.21*                  Agreement dated December 30, 1999 among VANTAS, Reckson Service Industries, Inc. and the
                        VANTAS employees listed as signatories thereto.
10.22***                Agreement and Plan of Merger, by and among HQ Global Workplaces, Inc., Carr America Realty
                        Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January
                        20, 2000
10.23***               Stock Purchase Agreement, dated as of January 20, 2000,
                       among CarrAmerica Realty Corporation, OmniOffice (UK)
                       Limited (as to certain sections) and OmniOffices (Lux)
                       1929 Holding Company S.A. (as to certain sections), on
                       the one hand and VANTAS Incorporated and Reckson
                       Services Industries, Inc. (as to certain sections), on
                       the other hand.
10.24                  Subscription Agreement, dated as of February 7, 2000, by and between Reckson Service
                       Industries, Inc. and VANTAS
21                     List of Subsidiaries
27                     Financial Data Schedules

------------
*                       Previously filed as an exhibit to VANTAS's Form 10-Q
                        report filed with the SEC on November 15, 1999 and
                        incorporated herein by reference.

**                      Previously filed as a an exhibit to VANTAS's Annual
                        Report and Transition Report on Form 10-K filed with the SEC on January 18, 2000 and incorporated herein by reference.

*** Previously filed as an exhibit to VANTAS's Form 8-K report filed with the SEC on February 4, 2000 and incorporated herein by reference.


     (B) REPORTS ON FORM 8-K

     VANTAS filed a report on Form 8-K on December 10, 1999 which reported a change in VANTAS's certifying accountant.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                    VANTAS INCORPORATED



                                    By:   /s/ David Rupert
                                        ----------------------------------
                                        David Rupert
                                        President, Chief Executive Officer
                                        and Chief Operating Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of VANTAS Incorporated, hereby severally constitute David Rupert, our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable VANTAS Incorporated to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       TITLE                                             DATE

/s/ David Rupert                       President, Chief Executive Officer and Chief       March 30, 2000
---------------------------
(David Rupert)                         Operating Officer (Principal Executive Officer)

/s/ Gary Klein                         Senior Vice President, Finance (Principal         March 30, 2000
---------------------------            Financial Officer)
(Gary Klein)

/s/ Edward Caravalho                   Vice President, Controller (Principal             March 30, 2000
---------------------------            Accounting Officer
 (Edward Caravalho)

                                       Director
---------------------------
(David W. Beale)

/s/ Daniel DiSano                      Director                                          March 30, 2000
---------------------------
(Daniel DiSano)

/s/ Christopher George                 Director                                          March 30, 2000
---------------------------
Christopher George)

/s/ Jon Halpern                        Director                                          March 30, 2000
---------------------------
(Jon Halpern)

/s/ Jeffrey D. Neumann                 Director                                          March 30, 2000
---------------------------
(Jeffrey D. Neumann)

/s/ Stephen M. Rathkopf                Director                                          March 30, 2000
---------------------------
(Stephen M. Rathkopf)

                                       Director
---------------------------
(Scott H. Rechler)
