Form 10-Q
period 2000-03-31
VANTAS INC
filed 2000-05-15
CIK 834935

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ x ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended      March 31, 2000
                                ---------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission File Number     0-18274
                         ----------------------------------------------------

           VANTAS Incorporated (f/k/a Executive Office Group, Inc.)
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Nevada                                     13-3353508
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


             90 Park Avenue, Suite 3100, New York, New York 10016
-----------------------------------------------------------------------------
              (Address of principal executive offices - Zip code)


                                (212) 907-6400
-----------------------------------------------------------------------------
              Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [    ] Yes     [ x ] No


As of May 15, 2000, 7,627,582 shares of the registrant's Class A Common Stock, par value $ .01 per share, were outstanding.



                     VANTAS INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION                                            PAGE

   Item 1. Financial Statements

       Consolidated Balance Sheets as of March 31, 2000
         (unaudited)and December 31, 1999 ...............................    2

       Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 1999 (unaudited).......................    3

       Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999 (unaudited).......................    4

       Notes to the Consolidated Financial Statements (unaudited)........    5

   Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................    7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....   10


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................   10

   Item 2. Changes in Securities and Use of Proceeds.....................   10

   Item 3. Defaults upon Senior Securities
                  None

   Item 4. Submission of Matters to a Vote of Security Holders...........   11

   Item 5. Other Information
                   None

   Item 6. Exhibits and Reports on Form 8-K..............................   11

   SIGNATURES




                                    PART I

                             FINANCIAL INFORMATION

     Item 1. Financial Statements

VANTAS INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                       March 31,       December 31,
                                                                         2000              1999
                                                                     --------------    --------------
                     ASSETS:                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                         $10,648,671        $3,807,417
     Restricted cash                                                    18,471,872        21,571,590
     Accounts receivable, net of allowance for doubtful accounts of
     $1,106,000 and $861,000 at March 31, 2000 and December 31, 1999,
     respectively                                                        9,335,376         8,425,968
     Prepaid expenses and other current assets                          11,480,295        10,853,205
     Deferred income taxes                                               5,155,000         5,155,000
     Deferred financing costs                                              908,602           908,602
                                                                     --------------    --------------
                     Total current assets                               55,999,816        50,721,782

Intangibles, net                                                       186,849,484       187,115,028
Property and equipment, net                                             92,164,275        80,064,180
Deferred financing costs, net                                            4,326,366         4,516,557
Security deposits                                                        4,309,620         4,400,898
Other assets, net                                                        2,772,039         5,638,755
                                                                     --------------    --------------

                     Total assets                                     $346,421,600      $332,457,200
                                                                     ==============    ==============

             LIABILITIES and STOCKHOLDERS' DEFICIENCY:

Current liabilities:
     Accounts payable and accrued expenses                             $28,291,121       $38,010,112
     Capital lease obligations                                           1,037,554         1,139,219
     Deferred rent payable                                               2,426,569         2,164,969
     Notes payable - bank                                               13,075,000        12,500,000
                                                                     --------------    --------------
                     Total current liabilities                          44,830,244        53,814,300

Notes payable - bank                                                   119,125,000       108,125,000
Tenants' security deposits                                              21,253,742        20,163,962
Deferred rent payable                                                   25,990,449        22,794,388
Deferred income taxes                                                    3,024,000         3,024,000
Capital lease obligations                                                  464,495           625,805
Other liabilities                                                        4,574,744         4,361,721
                                                                     --------------    --------------
                     Total liabilities                                 219,262,674       212,909,176
                                                                     --------------    --------------

Redeemable convertible preferred stock, authorized 33,500,000 shares:
        Series A Convertible, $.01 par value, issued and outstanding
          7,574,711 shares (liquidation preference $12,900,000)         37,949,302        37,949,302
        Series B Convertible, $.01 par value, issued and outstanding
          3,222,851 (liquidation preference $15,309,000)                17,436,954        17,081,007
        Series C Convertible, $.01 par value, issued and outstanding
          13,325,424 shares (liquidation preference $63,296,000)        69,726,618        68,359,428
        Series D Convertible, $.01 par value, issued and outstanding
          5,109,873 shares (liquidation preference $26,827,000)         28,042,347        27,474,987
        Series E Convertible, $.01 par value, issued and outstanding
          2,677,158 shares (liquidation preference $14,055,000)         14,313,233         3,176,860
        Note receivable from issuance of redeemable preferred stock       (950,000)         (950,000)
                                                                     --------------    --------------
                     Total redeemable convertible preferred stock      166,518,454       153,091,584
                                                                     --------------    --------------

Stockholders' deficiency:
     Class A Common stock, $.01 par value, authorized 41,000,000 shares,
         issued and outstanding 7,605,524 shares                            76,055            70,642
     Class B Common stock, $.01 par value, authorized 22,500,000 shares          -                 -
     Additional paid-in capital                                         20,458,191        19,392,736
     Accumulated deficit                                               (58,961,906)      (52,061,866)
                                                                     --------------    --------------
                                                                       (38,427,660)      (32,598,488)
     Notes receivable from issuance of stock                              (931,868)         (945,072)
                                                                     --------------    --------------
                     Total stockholders' deficiency                    (39,359,528)      (33,543,560)
                                                                     --------------    --------------

                     Total liabilities and stockholders' deficiency   $346,421,600      $332,457,200
                                                                     ==============    ==============


VANTAS INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)


                                                                  Three months ended March 31,
                                                               ----------------------------------

                                                                     2000              1999
                                                                -------------    ---------------
Business Center Operations:
  Revenues:
      Office rentals                                             $36,070,995         $27,065,298
      Support services                                            26,418,778          19,709,708
                                                                -------------    ----------------
                                                                  62,489,773          46,775,006
                                                                -------------    ----------------

  Expenses:
      Rent                                                        24,789,094          17,362,946
      Support services                                             9,610,227           6,782,151
      Center general and administrative                           15,379,821          10,269,664
                                                                -------------    ----------------
                                                                  49,779,142          34,414,761
                                                                -------------    ----------------

          Contribution from operation of busininess centers       12,710,631         12,360,245
                                                                -------------    ----------------

Other Expenses:
      Corporate general and administrative                        (7,098,425)         (5,334,306)
      Merger and integration charges                                (826,000)           (744,454)
      Depreciation and amortization                               (5,459,958)         (2,900,903)
      Interest expense, net                                       (3,382,070)         (1,904,719)
      Other expenses                                                 (69,181)                  -
                                                                -------------    ----------------
                                                                 (16,835,634)        (10,884,382)
                                                                -------------    ----------------

          (Loss) income before provision for income tax           (4,125,003)          1,475,863

Provision for income taxes                                          (190,000)           (750,000)
                                                                -------------    ----------------

          Net (loss) income                                      ($4,315,003)           $725,863
                                                               --------------    ----------------

Accretion of preferred stock                                      (2,585,037)         (1,748,862)
                                                               -------------     ----------------

          Net loss applicable to common stock                    ($6,900,040)        ($1,022,999)
                                                                =============    ================



Share  information:

   Basic earnings:
     Net loss per common share                                       ($0.93)             ($0.21)
                                                                =============    ================

     Weighted average number of common
         shares outstanding                                        7,427,412           4,901,868
                                                                =============    ================

   Diluted earnings:
     Net loss per common share                                        ($0.93)             ($0.21)
                                                                =============    ================

     Weighted average number of common
         shares outstanding                                        7,427,412           4,901,868
                                                                =============    ================



VANTAS INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                    2000           1999
                                                                                -----------    -----------

Cash flows from operating activities:
  Net (loss) income                                                             ($4,315,003)   $   725,863
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                                                5,459,958      2,900,903
     Amortization of deferred financing costs                                       227,151        144,694
     Provision for doubtful accounts                                                358,141        203,261
     Deferred rent payable                                                        1,363,016        996,930
     Deferred credits                                                              (464,017)      (144,224)
     Broker referral fees                                                            87,657           --
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (1,230,908)    (1,818,051)
       Prepaid expenses and other current assets                                 (1,076,573)       545,959
       Security deposits and other assets                                           896,164       (105,647)
       Accounts payable and accrued expenses                                    (10,491,693)    (2,525,246)
       Income taxes payable                                                         104,241        759,819
       Tenants' security deposits                                                 1,017,498      2,044,970
       Other liabilities                                                            213,023           --
                                                                                -----------    -----------
          Net cash (used in) provided by operating activities                    (7,851,345)     3,729,231
                                                                                -----------    -----------

Cash flows from investing activities:
  Acquisition of net assets of business centers, net of cash proceeds               466,670    (13,662,663)
  Purchases of property and equipment                                           (12,074,759)    (5,961,316)
  Restricted cash                                                                 3,099,718     10,000,000
                                                                                -----------    -----------
          Net cash used in investing activities                                  (8,508,371)    (9,623,979)
                                                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings                                                       15,700,000     15,950,000
  Payments on borrowings                                                         (4,125,000)    (7,062,500)
  Deferred financing costs                                                          (36,960)      (787,441)
  Payments of capital leases                                                       (262,975)      (691,230)
  Proceeds from exercise of common stock options and warrants                     1,084,072           --
  Proceeds from issuance of preferred stock,
    net of issuance costs                                                        10,841,833           --
                                                                                -----------    -----------

          Net cash provided by financing activities                              23,200,970      7,408,829
                                                                                -----------    -----------
Net increase in cash                                                              6,841,254      1,514,081
Cash at beginning of period                                                       3,807,417      3,615,087
                                                                                -----------    -----------
          Cash at end of period                                                $ 10,648,671    $ 5,129,168
                                                                                ===========    ===========

                      VANTAS Incorporated and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

          The consolidated financial statements for the three month periods ended March 31, 2000 and 1999 have been prepared by VANTAS Incorporated and Subsidiaries (the "Company") (formerly ALLIANCE NATIONAL Incorporated, and, prior to that, Executive Office Group, Inc.) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. The December 31, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the

          Company's audited financial statements at December 31, 1999. Results for interim periods are not necessarily indicative of results for a full year.

          Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   MERGER

          On January 20, 2000, the Company executed an agreement and plan of merger (the "Merger Agreement") pursuant to which the Company will be merged (the "HQ Merger") with and into HQ Global Workplaces, Inc. ("HQ").

          In connection with the HQ Merger, (i) each share of the Company's Class A Common Stock ("Common Stock") will be converted into the right to receive $8.00 per share in cash; (ii) each share of the Company's convertible preferred stock outstanding will be converted into the right to receive that number of shares of the Surviving Corporation that equals the product of the number of shares of the Common Stock of the Company that such shareholder would have been entitled to receive had it converted its shares immediately prior to the HQ Merger and the Conversion Ratio (as defined in the Merger Agreement); and (iii) each option and warrant to purchase the common stock of the Company, other than options under the 1996 Plan, will be converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, as the case may be, subject, in each case, to adjustment as provided in the Merger Agreement.

          In connection with the HQ Merger, the Company established a $35 million letter of credit as a deposit to HQ in the event the HQ Merger is not consummated under certain circumstances. In connection with an extension of the outside closing date for the Merger, the deposit was increased from $35 million to $47.5 million and the stockholders of HQ who are to receive cash pursuant to the Merger received an aggregate payment of $2.5 million subsequent to March 31, 2000.

          As part of the HQ Merger, the Company entered into incentive bonus agreements with certain key executives and employees, which bonuses will be earned as long as such executives and employees remain with the Company through a specified date, which, in each case, is subsequent to March 31, 2000.

3.   ACQUISITION

          On January 3, 2000, a wholly-owned subsidiary of the Company acquired the stock of an entity that owned a business center for a cash purchase price of $779,000. The acquisition was recorded under the purchase method of accounting and is included in operations from the date of acquisition.

4.   PER SHARE INFORMATION

          Options and warrants to purchase 3,477,050 and 1,633,456 shares of common stock were outstanding for the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Additionally, 2,042,000 and 24,122,986 shares of Convertible Preferred Stock were outstanding for the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would also be anti-dilutive.

5.   REDEEMABLE PREFERRED STOCK

          During the three months ended March 31, 2000, the Company issued 2,072,745 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") at $5.25 per share for net proceeds of approximately $10.9 million. The Series E Preferred Stock has a liquidation preference of $5.25 per share. The Series E Preferred Stock ranks pari passu with the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock"), and senior to the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Common Stock, with respect to liquidation. The Series E Preferred Stock is convertible into the Company's Class A Common Stock on a one-for-one basis.

6.   NOTE PAYABLE -- BANK

          The Company's credit agreement (the "Credit Facility") contains certain financial covenants, one of which requires the Company not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. There are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At March 31, 2000, the Company did not meet certain of its financial covenants. The Company is currently negotiating with its lenders for an increase in the amount of the Credit Facility and/or waiver of those covenants in connection with the proposed HQ Merger. The Company has obtained a commitment letter for the provision of a new credit facility, subject to satisfaction of various conditions, which would provide a portion of the financing necessary to consummate the HQ Merger, including funds necessary to refinance the Credit Facility. Accordingly, $119.1 million of this debt has been classified as long-term as of March 31, 2000. There can be no assurance that the Company will meet the conditions required to satisfy the existing commitment, that the HQ Merger will occur or that, if the HQ Merger does not occur, the Company will be able to obtain a waiver with respect to the financial covenants contained in the Credit Facility for the fiscal quarter ended March 31, 2000 and satisfy such covenants or obtain a waiver thereafter.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. As of March 31, 2000, VANTAS Incorporated ("VANTAS" or the "Company") owned and operated 206 business centers in 27 states, the District of Columbia, France and Mexico. This included 10 business centers under development and 18 business centers open for nine months or less (collectively "Developing Centers"). Additionally, the Company managed 5 business centers for unrelated third parties. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

     The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby it has acquired or merged with 37 entities, which were comprised of 182 business centers with a total cost of approximately $205.2 million. During the three months ended March 31, 2000 and 1999, the Company acquired 1 and 61 business centers, with a cost of approximately $.8 million and $81.4 million, respectively.

     In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. For the three months ended March 31, 2000, there were 28 Developing Centers as compared to 13 for the same period in 1999.

     These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Total business center revenues for the three months ended March 31, 2000 were $62.5 million, an increase of $15.7 million or 33.6% from the corresponding period in 1999. Included in revenues was $.2 million of management fees for both three month periods ended on March 31, 2000 and 1999.

     Business centers that were acquired with effective dates after January 1, 1999 ("Acquired Centers") had revenues for the three months ended March 31, 2000 of $10.9 million, an increase of $9.5 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the 12 months ended March 31, 2000.

     Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the three months ended March 31, 2000 of $48.5 million, an increase of $4.1 million, or 9.2% from the corresponding period in 1999. While office occupancy levels remained relatively stable at approximately 89% for the comparable periods, the increase in office rental revenue of $2.1 million, or 8.6%, was due to more favorable office pricing. The increase in support service revenues of $2.0 million, or 9.8% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

     Developing Center revenues were $3.0 million for the three months ended March 31, 2000, an increase of $2.1 million from the corresponding period in 1999. For the three months ended March 31, 2000 and 1999, there were 18 and 7 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the three months ended March 31, 2000.

EXPENSES. Total business center expenses for the three months ended March 31, 2000 were $49.8 million, representing an increase of $15.4 million or 44.6% from the corresponding period in 1999.

     Acquired Center expenses for the three months ended March 31, 2000 and 1999 were $9.0 million and $.8 million respectively, representing an increase of $8.2 million from the corresponding period in 1999. This increase resulted primarily from an increase in the number of business centers acquired as compared to those acquired in the comparable period of the prior year.

     Same Center expenses for the three months ended March 31, 2000 were $36.3 million, an increase of $3.9 million or 12.1% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense resulting from inflation adjusted rental increases and support service expenses associated with increased support service revenues.

     Developing Center expenses for the three months ended March 31, 2000 were $4.5 million, an increase of $3.3 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Centers during the three months ended March 31, 2000 as compared to 13 Developing Centers during the three months ended March 31, 1999.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended March 31, 2000, COBC was $12.7 million as compared to $12.4 million for the same period in 1999. The COBC as a percentage of total revenues ("COBC Margin") was 20.3% for the three months ended March 31, 2000 as compared to 26.4% for the corresponding period in 1999. The decrease in overall business center COBC Margin of 6.1% from 1999 is primarily attributable to the significant increase in Acquired Center revenue and its associated lower COBC Margin as well as the increase in Developing Center losses in 2000 as compared to the corresponding period in 1999.

     Acquired Center COBC was $2.0 million for the three months ended March 31, 2000, an increase of $1.3 million from the corresponding period in 1999. The COBC Margin from Acquired Centers for the three months ended March 31, 2000 and 1999 was 17.3% and 38.4%, respectively. There were minimal acquisitions completed during the three months ended March 31, 1999, and, as a result, the COBC Margin from Acquired Centers during this period had no material impact on COBC.

     Same Center COBC was $12.2 million for the three months ended March 31, 2000 as compared to $12.0 million, an increase of 1.3% over the corresponding period in 1999. The COBC Margin from Same Centers for the three months ended March 31, 2000 was 25.0% as compared to 26.9% for the corresponding period in 1999. The decrease in Same Centers COBC Margin is primarily attributable to lower margin percentage in support services and an increase in general and administrative expenses as a percentage of revenue.

     Developing Centers generated a loss from operations for the three months ended March 31, 2000 of $1.5 million, an increase in losses of $1.2 million from the corresponding period in 1999. This increase in losses is primarily due to a total of 28 Developing Centers during the three months ended March 31, 2000 as compared to 13 Developing Centers during the three months ended March 31, 1999. Of these, only 18 and 7 centers were open for occupancy as of March 31, 2000 and 1999, respectively. Losses are generally incurred from Developing Centers during their first nine to twelve months of operation.

OTHER EXPENSES. For the three months ended March 31, 2000, other expenses were $16.8 million, representing an increase of $6.0 million or 54.7% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $1.8 million, $2.6 million and $1.6 million or 33.1%, 88.2% and 77.6%, respectively.

     The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with the Company's growth. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the mergers with Interoffice Superholdings Corporation and Reckson Executive Centers and the Company's other acquisitions. It is also attributable to an increase in capital expenditures associated with technology infrastructure additions and leasehold improvements for Developing and Same Centers. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions as well as increases in interest rates.

INCOME TAXES. The Company's effective income tax rate for the three months ended March 31, 2000 was 4.6% as compared to 50.8% for the three months ended March 31, 1999. The decrease in the Company's effective income tax rate for the three months ended March 31, 2000 is primarily attributable to the impact of increased non-deductible goodwill amortization, a valuation reserve established on the Company's net operating loss tax benefit, offset by a reduction in state income taxes. The Company's underlying statutory income tax rates for the three months ended March 31, 2000 and 1999 are 38.3% and 42.0%, respectively. The reduction in the statutory income tax rate is primarily due to a reduction in the overall state income tax rate for the group.

NET (LOSS) INCOME. The Company incurred a net loss for the three months ended March 31, 2000 of ($4.3) million compared to net income of $ .7 million for the same period in 1999 primarily attributable to greater other expenses of $5.9 million described above.

     Accretion of the stated return on investment ("Accretion") on VANTAS's redeemable convertible preferred stock for the three months ended March 31, 2000 was $2.6 million, representing an increase of $.8 million from the corresponding period in 1999. This increase is primarily the result of the issuance of Series E convertible preferred stock during the period.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has primarily relied upon cash flows generated from operations, borrowings from its lenders and sales of its securities to satisfy its liquidity and capital requirements. Principal liquidity needs have included the acquisition and development of new business centers, debt service requirements and other capital expenditures necessary to maintain existing business centers as well as upgrade and build the corporate infrastructure to manage the Company's operations effectively.

     On August 3, 1999, the Company completed a transaction which increased its $100.0 million credit facility (the amended and restated "Credit Facility") to $157.9 million. Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.0% (9.1875% at May 8, 2000) to LIBOR plus 3.75% (9.9375% at May 8, 2000) for a one, three or nine month period at the election of the Company. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. Borrowings under the Credit Facility are formula based and available up to the maximum amount of the Credit Facility. As of May 8, 2000, there were $129.1 million in borrowings and $10.2 million in standby letters of credit outstanding under the Credit Facility. As of May 8, 2000, the Company had $.1 million and $5.0 million available from its revolving and acquisition loan portion of the Credit Facility, respectively. The Credit Facility contains certain financial covenants, one of which requires the Company not to exceed a maximum ratio of consolidated indebtedness to consolidated earnings before interest, income taxes, depreciation and amortization. There are also other covenants pertaining to additional financial ratios and limitations on capital expenditures. At March 31, 2000, the Company did not meet certain of its financial covenants. The Company is currently negotiating with its lenders for an increase in the amount of the Credit Facility and/or waiver of those covenants in connection with the proposed merger with HQ Global Workplaces, Inc. (the "HQ Merger"). The Company has obtained a commitment letter for the provision of a new credit facility, subject to satisfaction of various conditions, which would provide a portion of the financing necessary to consummate the HQ Merger, including funds necessary to refinance the Credit Facility. There can be no assurance that the Company will meet the conditions required to satisfy the existing commitment, that the HQ Merger will occur or that, if the HQ Merger does not occur, the Company will be able to obtain a waiver with respect to the financial covenants contained in the Credit Facility for the fiscal quarter ended March 31, 2000 and satisfy such covenants or obtain a waiver thereafter.

     The Company had working capital of $11.2 million at March 31, 2000 as compared to a working capital deficit of $3.1 million at December 31, 1999. This increase in working capital of $14.3 million arose principally from $10.8 million provided by the issuance of preferred stock and $15.7 million provided by long-term borrowings which were partially offset by fixed asset acquisitions of $12.1 million and $3.7 million in current maturities of notes payable.

     Cash flows used in operating activities for the three months ended March 31, 2000 were $7.9 million, representing a decrease of $11.6 million from the corresponding period in 1999. This decrease is primarily attributable to the cash used to reduce accrued expenses and the increase in net loss as compared to the corresponding period in 1999.

     Cash used in investing activities for the three months ended March 31, 2000 was $8.5 million, a decrease of $1.1 million from the corresponding period in 1999. This decrease is attributable to a reduction in the Company's acquisitions of business centers, an increase in purchases of property and equipment and a reduction in restricted cash which was used to fund certain acquisitions and make certain debt and interest payments.

     Cash provided by financing activities for the three months ended March 31, 2000 was $23.2 million, an increase of $15.8 million from the corresponding period in 1999. During the three months ended March 31, 2000, the Company completed equity transactions whereby it raised $11.9 million in net proceeds from the exercise of options and warrants and the issuance of the Company's convertible preferred stock to accredited investors. Also, the Company increased borrowings under its credit facility by $11.6 million during such period.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the three months ended March 31, 2000, together with other statements and information publicly disseminated by the Company contain certain "forward-looking" statements, as that statement is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. These factors are subject to risks and uncertainties, many of which are outside the control of the Company, including but not limited to, (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of the Company and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     The primary market risk facing the Company is interest rate risk on its Credit Facility. As of March 31, 2000, the Company hedged interest rate risk using financial instruments for a limited amount of its outstanding debt. The Credit Facility bears interest ranging from LIBOR plus 3.0% to LIBOR plus 3.75% for a one, three or six month period at the election of the Company. The rate of interest on the Credit Facility will be influenced by changes in short-term rates and is sensitive to inflation and other economic factors. A significant increase in interest rates may have a negative impact on the earnings of the Company due to the variable interest under the Credit Facility.

     Based on variable rate debt levels, a 10% change in market interest rates (59 basis points on a weighted-average) would have an approximate 2.8% impact on the Company's interest expense, net.

     The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2000, the Company had no other material exposure to market risk.


                                    PART II

                               OTHER INFORMATION

     Item 1. Legal Proceedings

     VANTAS is not presently subject to any material litigation nor, to VANTAS's knowledge, is any litigation threatened against VANTAS, other than claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of VANTAS.

     Item 2. Changes in Securities and Use of Proceeds

     (a) On January 4, 2000, VANTAS increased the authorized shares of its common stock from 61 million to 63.5 million, of which 43.5 million and 20 million are designated Class A Common Stock and Class B Common Stock, respectively.

     (b) None.

     (c) On January 5, 2000, the Company issued and sold 2,072,745 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"), at a price of $5.25 per share, for an aggregate cash purchase price of approximately $10.9 million. The Company issued and sold these securities pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The offering was made to a single accredited investor (as defined in Rule 501 promulgated under the Act). The terms of the Series E Preferred Stock provide for (1) automatic conversion into shares of the Company's Class A Common Stock in the event of an initial public offering of the Company's capital stock and (2) conversion at the option of the holder, in whole or in part, at any time into Class A Common Stock. The conversion rate is currently one to one, but such rate is subject to adjustment in the event of certain dilutive events.

     In addition, VANTAS's fiscal quarter ended March 31, 2000, certain officers and shareholders of VANTAS exercised previously issued options and warrants to acquire, in the aggregate, 541,302 shares of Class A Common Stock, at prices ranging from $1.70 to $2.00 per share for total cash consideration of approximately $1.07 million. VANTAS issued and sold all of the above-referenced securities pursuant to Section 4(2) of Act.

     (d) None.


     Item 4. Submission of Matters to a Vote of Security Holders

     On January 20, 2000, an action by written consent was executed by holders of 26,707,011 shares of VANTAS's outstanding voting capital stock, representing 68.5% of such outstanding voting capital stock, pursuant to which the merger agreement with HQ Global Workplaces, Inc. was approved.

     On January 3, 2000, an action by written consent was executed by holders of 31,666,329 shares of VANTAS's outstanding voting capital stock, representing 85.7% of such outstanding voting capital stock, pursuant to which VANTAS's Amended and Restated Articles of Incorporation were approved and adopted. The Amendment and Restatement related to an increase in VANTAS's authorized capital stock.

   Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number                              Description

10.1* Subscription Agreement, dated as of February 7, 2000, by and between Reckson Service Industries, Inc. and VANTAS

10.2 Agreement among David Beale, VANTAS and Frontline Capital Group (f/k/a Reckson Service Industries, Inc.), dated as of March 29, 2000.

10.3 Agreement among Alan Langer, VANTAS and Frontline Capital Group (f/k/a Reckson Service Industries, Inc.), dated as of March 29, 2000.

10.4** Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., CarrAmerica Realty Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000

10.5** Form of Stockholders Agreement among Reckson Service Industries, Inc., HQ Global Workplaces, Inc., CarrAmerica Realty Corporation and the other parties named therein

10.6** Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of January 20, 2000.

10.7** Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000

10.8** Form of Indemnification and Escrow Agreement by and among Reckson Service Industries, Inc., CarrAmerica Realty Corporation and the other parties named therein

27       Financial Data Schedules

---------
* Previously filed as an Exhibit to VANTAS's Annual Report on Form 10-K filed with the SEC on March 30, 2000 and incorporated herein by reference.

** Previously filed as an exhibit to VANTAS's Form 8-K report filed with the SEC on February 4, 2000 and incorporated herein by reference.


     (b) Reports on Form 8-K

     Vantas filed a report on Form 8-K containing Item 5 information on February 4, 2000 and two reports on Form 8-K, one containing Item 5 and Item 7 information and one containing Item 7 information, on March 2, 2000.






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VANTAS Incorporated


     May 15, 2000                         /s/  David Rupert
-------------------------               ----------------------------------
          Date                          David Rupert
                                        President, Chief Executive Officer and
                                        Chief Operating Officer

     May 15, 2000                         /s/  Gary Klein
-------------------------               ----------------------------------
          Date                          Gary Klein
                                        Senior Vice President, Finance
                                        (Principal Financial Officer)



     May 15, 2000                         /s/  Edward Caravalho
-------------------------               ----------------------------------
          Date                          Edward Caravalho
                                        Vice President, Controller
                                        (Principal Accounting Officer)