Form 10-Q
period 2000-06-30
HQ GLOBAL HOLDINGS INC
filed 2000-08-14
CIK 834935

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2000
                              -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

COMMISSION FILE NUMBER      0-18274
                      ---------------------------------------------------------


         HQ GLOBAL HOLDINGS, INC. (AS SUCCESSOR TO VANTAS INCORPORATED)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 75-2880509
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


            15950 NORTH DALLAS PARKWAY, SUITE 350 DALLAS, TX 75248
-------------------------------------------------------------------------------
              (Address of principal executive offices - Zip code)

                                 (972) 361-8100
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                            [ ] Yes [X] No


AS OF AUGUST 14, 2000, 9,902,065 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK, PAR VALUE $.01, AND 2,152,988 SHARES OF THE REGISTRANT'S CLASS C NON-VOTING COMMON STOCK, PAR VALUE $.01 WERE OUTSTANDING.

                   HQ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                                    PAGE
     Item 1. Financial Statements

       Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999 (unaudited)..........................................................                   3

       Consolidated Statements of Operations for the three months and six months ended
          June 30, 2000 and 1999 (unaudited).....................................................                   4

       Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 1999 (unaudited).....................................................                   5

       Consolidated Statement of Redeemable Convertible Preferred Stock and
          Stockholders' Equity (Deficiency) for the six months ended June 30,
          2000 (unaudited).......................................................................                   6

       Notes to the Consolidated Financial Statements (unaudited)................................                   7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................                  15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................                  21

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...................................................................                  22

     Item 2. Changes in Securities and Use of Proceeds...........................................                  22

     Item 6. Exhibits and Reports on Form 8-K....................................................                  23

   SIGNATURES ...................................................................................                  26

                                     PART I

                             FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS



HQ GLOBAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                                   JUNE 30,         DECEMBER 31,
                                                                                                    2000               1999
                                                                                               --------------     --------------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                                 $    8,464,334     $    3,807,417
     Restricted cash                                                                                7,525,060         21,571,590
     Accounts receivable, net of allowance for doubtful accounts of $2,949,000
        and $861,000 at June 30, 2000 and December 31, 1999, respectively                          22,970,207          8,425,968
     Prepaid expenses and other current assets                                                     19,615,831         10,853,205
     Deferred income taxes                                                                               --            5,155,000
     Deferred financing costs                                                                       7,797,643            908,602
                                                                                               --------------     --------------
                            Total current assets                                                   66,373,075         50,721,782

Intangibles, net                                                                                  604,097,775        187,115,028
Property and equipment, net                                                                       207,263,156         80,064,180
Deferred financing costs, net                                                                      36,228,812          4,516,557
Security deposits                                                                                   6,381,196          4,400,898
Other assets, net                                                                                  33,773,886          5,638,755
                                                                                               --------------     --------------

                            Total assets                                                       $  954,117,900     $  332,457,200
                                                                                               ==============     ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued expenses                                                     $   43,528,921     $   38,010,112
     Capital lease obligations                                                                      1,313,872          1,139,219
     Deferred rent payable                                                                          4,654,489          2,164,969
     Notes payable - Credit Facility                                                               35,475,000         12,500,000
     Other liabilities                                                                              1,415,000               --
                                                                                               --------------     --------------
                            Total current liabilities                                              86,387,282         53,814,300

Notes payable - Credit Facility                                                                   204,025,000        108,125,000
Notes payable - Bridge Loan                                                                       125,000,000               --
Tenants' security deposits                                                                         55,945,543         20,163,962
Deferred rent payable                                                                              29,845,054         22,794,388
Deferred income taxes                                                                                    --            3,024,000
Capital lease obligations                                                                           1,310,758            625,805
Other liabilities                                                                                   5,942,214          4,361,721
                                                                                               --------------     --------------
                            Total liabilities                                                     508,455,851        212,909,176
                                                                                               --------------     --------------

Redeemable convertible preferred stock:
Series A Convertible Cumulative Preferred Stock, $.01 par value; issued
          and outstanding 4,782,692 shares (aggregate liquidation preference $197,377,455)        144,491,805               --
Series A through E Convertible Preferred Stock of VANTAS,
          $.01 par value; issued and outstanding 29,837,272 shares at December 31, 1999
          (aggregate liquidation preference $121,505,000)                                                --          154,041,584
Note receivable from issuance of redeemable preferred stock                                              --             (950,000)
                                                                                               --------------     --------------
                            Total redeemable convertible preferred stock                          144,491,805        153,091,584
                                                                                               --------------     --------------

Stockholders' equity (deficiency):
     Voting common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 9,902,065 shares at June 30, 2000 and 1,814,799 shares
         at December 31, 1999                                                                          99,021             18,148
     Nonvoting Class C common stock, $.01 par value; authorized 25,000,000 shares;
         issued and outstanding 2,152,988 shares                                                       21,530               --
     Additional paid-in capital                                                                   362,137,218             52,494
     Unearned stock compensation                                                                   (5,594,033)              --
     Notes receivable from issuance of common stock                                                      --             (945,072)
     Accumulated deficit                                                                          (55,493,492)       (32,669,130)
                                                                                               --------------     --------------
                            Total stockholders' equity (deficiency)                               301,170,244        (33,543,560)
                                                                                               --------------     --------------

                            Total liabilities and stockholders' equity (deficiency)            $  954,117,900     $  332,457,200
                                                                                               ==============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------    --------------------------

                                                                      2000           1999           2000           1999
                                                                  ------------   ------------   ------------   ------------
BUSINESS CENTER OPERATIONS:
  REVENUES:
      Office rentals                                              $ 58,085,232   $ 30,571,559   $ 94,156,227   $ 57,636,857
      Support services                                              40,612,303     21,981,819     67,031,081     41,691,527
                                                                  ------------   ------------   ------------   ------------
                                                                    98,697,535     52,553,378    161,187,308     99,328,384
                                                                  ------------   ------------   ------------   ------------

  EXPENSES:
      Rent                                                          34,933,792     20,111,485     59,722,886     37,474,431
      Support services                                              14,260,435      7,611,480     23,870,662     14,393,631
      Center general and administrative                             19,897,212     11,808,038     35,277,033     22,077,702
                                                                  ------------   ------------   ------------   ------------
                                                                    69,091,439     39,531,003    118,870,581     73,945,764
                                                                  ------------   ------------   ------------   ------------

                 Contribution from operation of business centers    29,606,096     13,022,375     42,316,727     25,382,620
                                                                  ------------   ------------   ------------   ------------

OTHER (EXPENSES) INCOME:
      Corporate general and administrative                         (10,265,561)    (5,591,757)   (17,363,986)   (10,926,063)
      Merger and integration charges                               (18,615,417)      (640,527)   (19,441,417)    (1,384,981)
      Depreciation and amortization                                 (9,486,506)    (3,352,770)   (14,946,464)    (6,253,673)
      Interest expense, net                                         (6,845,296)    (2,340,570)   (10,227,366)    (4,245,289)
      Other income                                                     147,460         34,684         78,279         34,684
                                                                  ------------   ------------   ------------   ------------
                                                                   (45,065,320)   (11,890,940)   (61,900,954)   (22,775,322)
                                                                  ------------   ------------   ------------   ------------

                 Income (loss) before provision for
                     income taxes                                  (15,459,224)     1,131,435    (19,584,227)     2,607,298

Provision for income taxes                                            (280,116)      (581,000)      (470,116)    (1,331,000)
                                                                  ------------   ------------   ------------   ------------

                 Net income (loss)                                 (15,739,340)       550,435    (20,054,343)     1,276,298
                                                                  ------------   ------------   ------------   ------------

Accretion of preferred stock                                        (4,101,349)    (2,519,440)    (6,686,386)    (4,268,303)
                                                                  ------------   ------------   ------------   ------------

                 Net loss applicable to common stock              $(19,840,689)  $ (1,969,005)  $(26,740,729)  $ (2,992,005)
                                                                  ============   ============   ============   ============


Per share information:

   Basic earnings (loss):
     Net loss per common share                                    $      (3.36)  $      (1.56)  $      (6.82)  $      (2.38)
                                                                  ============   ============   ============   ============

     Weighted average number of common
         shares outstanding                                          5,903,921      1,259,290      3,921,630      1,259,290
                                                                  ============   ============   ============   ============

   Diluted earnings (loss):
     Net loss per common share                                    $      (3.36)  $      (1.56)  $      (6.82)  $      (2.38)
                                                                  ============   ============   ============   ============

     Weighted average number of common
         shares outstanding                                          5,903,921      1,259,290      3,921,630      1,259,290
                                                                  ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                   JUNE 30,         JUNE 30,
                                                                                     2000             1999
                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $  (20,054,343)  $    1,276,298
     Adjustments to reconcile net (loss) income to net cash (used in)
        provided by operating activities:
             Depreciation and amortization                                          14,946,464        6,253,673
             Amortization of deferred financing costs                                1,062,049          290,553
             Deferred income taxes                                                    (603,329)            --
             Provision for doubtful accounts                                         1,202,725          211,358
             Deferred rent payable                                                   3,011,621        2,469,589
             Deferred credits                                                       (1,016,484)          53,742
             Broker referral fees                                                      188,679             --
             Non-cash compensation expense                                             125,405             --
             Changes in operating assets and liabilities:
                Accounts receivable                                                 (8,065,421)      (1,026,730)
                Prepaid expenses and other current assets                            1,208,134         (684,312)
                Security deposits and other assets                                     686,603           61,672
                Accounts payable and accrued expenses                              (29,427,377)         (35,747)
                Income taxes payable                                                   735,828          591,695
                Tenants' security deposits                                           4,399,713        1,930,155
                Other liabilities                                                    1,712,266             --
                                                                                --------------   --------------
                           Net cash (used in) provided by operating activities     (29,887,467)      11,391,946
                                                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of net assets of business centers, net of cash proceeds          (254,025,200)     (32,056,146)
     Purchases of property and equipment                                           (23,144,667)     (13,310,664)
     Restricted cash                                                                23,311,145       10,000,000
                                                                                --------------   --------------
                           Net cash used in investing activities                  (253,858,722)     (35,366,810)
                                                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                      276,325,000       35,200,000
     Payments on borrowings                                                       (171,142,655)     (10,525,000)
     Deferred financing costs                                                      (17,798,912)        (904,862)
     Payments of capital leases                                                       (938,343)      (1,294,630)
     Proceeds from issuance of preferred stock,
          net of issuance costs                                                    167,432,124         (113,215)
     Proceeds from issuance of common stock warrants                                52,885,650             --
     Proceeds from exercise of common stock options and warrants                     1,070,868             --
     Purchase and retirement of common stock                                       (21,742,695)            --
     Proceeds from repayment of stock related notes receivable                       1,939,188             --
     Capital contribution from shareholder                                             372,881             --
                                                                                --------------   --------------
                           Net cash provided by financing activities               288,403,106       22,362,293
                                                                                --------------   --------------

Net increase (decrease) in cash                                                      4,656,917       (1,612,571)
Cash at beginning of period                                                          3,807,417        3,615,087
                                                                                --------------   --------------
Cash at end of period                                                           $    8,464,334   $    2,002,516
                                                                                ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                              Redeemable Convertible Preferred Stock
                                                          -----------------------------------------------
                                                                               VANTAS
                                                          -----------------------------------------------
                                                                                                 Note
                                                              Shares           Amount         Receivable
                                                          -------------    -------------    -------------
Balances, December 31, 1999                                  29,837,272    $ 154,041,585    $    (950,000)

Adjustments to retroactively reflect the exchange
  ratio in the HQ Merger                                           --               --               --
                                                          -------------    -------------    -------------

Balances December 31, 1999, as adjusted                      29,837,272      154,041,585         (950,000)

Exercise of common stock options and warrants                      --               --               --

Contribution of capital from shareholder                           --               --               --

Issuance of preferred stock of VANTAS                         3,885,245       25,317,774             --

Accretion of Series B through Series E
  Convertible Preferred Stock of VANTAS                            --          4,308,931             --

Transactions relating to the HQ Merger:

     Repurchase and cancellation of common stock
       held by former stockholders of VANTAS                       --               --            950,000

     Conversion of Series A through Series E
       Redeemable Convertible Preferred Stock of VANTAS     (33,722,517)    (183,668,290)            --

     Issuance of Series A Convertible Preferred Stock         4,782,692      142,114,350

     Capital contributions by FrontLine Capital Group              --               --               --

     Issuance of common stock, warrants and options
       in the HQ Merger                                            --               --               --

     Issuance of warrants to purchase common stock
       in connection with the issuance of the Series A
       Redeemable Convertible Preferred Stock                      --               --               --

     Issuance of warrants to purchase common stock
       in connection with the issuance of notes payable            --               --               --

     Issuance of restricted stock                                  --               --               --

Amortization of unearned stock compensation                        --               --               --

Accretion of Series A Convertible Preferred Stock                  --          2,377,455             --

Net loss                                                           --               --               --
                                                          -------------    -------------    -------------

Balances, June 30, 2000                                       4,782,692    $ 144,491,805    $        --
                                                          =============    =============    =============


                                                               Redeemable Convertible Preferred Stock
                                                           ---------------------------------------------
                                                                     HQ Global
                                                           -----------------------------

                                                              Shares          Amount            Total
                                                           -------------   -------------   -------------
Balances, December 31, 1999                                         --              --     $ 153,091,585

Adjustments to retroactively reflect the exchange
  ratio in the HQ Merger                                            --              --              --
                                                           -------------   -------------   -------------

Balances December 31, 1999, as adjusted                             --              --       153,091,585

Exercise of common stock options and warrants

Contribution of capital from shareholder                            --              --              --

Issuance of preferred stock of VANTAS                               --              --        25,317,774

Accretion of Series B through Series E
  Convertible Preferred Stock of VANTAS                             --              --         4,308,931

Transactions relating to the HQ Merger:

     Repurchase and cancellation of common stock
       held by former stockholders of VANTAS                        --              --           950,000

     Conversion of Series A through Series E
       Redeemable Convertible Preferred Stock of VANTAS             --              --      (183,668,290)

     Issuance of Series A Convertible Preferred Stock

     Capital contributions by FrontLine Capital Group               --              --       142,114,350

     Issuance of common stock, warrants and options
        in the HQ Merger                                            --              --              --

     Issuance of warrants to purchase common stock
       in connection with the issuance of the Series A
       Redeemable Convertible Preferred Stock                       --              --              --

     Issuance of warrants to purchase common stock
       in connection with the issuance of notes payable             --              --              --

     Issuance of restricted stock                                   --              --              --

Amortization of unearned stock compensation                         --              --              --

Accretion of Series A Convertible Preferred Stock                   --              --         2,377,455

Net loss                                                            --              --              --
                                                           -------------   -------------   -------------

Balances, June 30, 2000                                             --     $        --     $ 144,491,805
                                                           =============   =============   =============


                                                                                   Stockholders' Equity
                                                           ---------------------------------------------------------------

                                                               Voting Common Stock              Nonvoting Common Stock
                                                           ------------------------------    -----------------------------
                                                               Shares           Amount          Shares           Amount
                                                           -------------    -------------    -------------   -------------
Balances, December 31, 1999                                    7,064,222    $      70,642             --     $        --

Adjustments to retroactively reflect the exchange
  ratio in the HQ Merger                                     (5,249,423)         (52,494)            --              --
                                                           -------------    -------------    -------------   -------------

Balances December 31, 1999, as adjusted                        1,814,799           18,148             --              --

Exercise of common stock options and warrants                    144,727            1,447             --              --

Contribution of capital from shareholder                            --               --               --              --

Issuance of preferred stock of VANTAS                               --               --               --              --

Accretion of Series B through Series E
  Convertible Preferred Stock of VANTAS                             --               --               --              --

Transactions relating to the HQ Merger:

     Repurchase and cancellation of common stock
       held by former stockholders of VANTAS                  (1,959,526)         (19,595)            --              --

     Conversion of Series A through Series E
       Redeemable Convertible Preferred Stock of VANTAS        8,663,315           86,633             --              --

     Issuance of Series A Convertible Preferred Stock               --               --               --              --

     Capital contributions by FrontLine Capital Group               --               --               --              --

     Issuance of common stock, warrants and options
       in the HQ Merger                                        1,082,353           10,824        2,152,988        21,530

     Issuance of warrants to purchase common stock
       in connection with the issuance of the Series A
       Redeemable Convertible Preferred Stock                       --               --               --              --

     Issuance of warrants to purchase common stock
       in connection with the issuance of notes payable             --               --               --              --

     Issuance of restricted stock                                156,397            1,564             --              --

Amortization of unearned stock compensation                         --               --               --              --

Accretion of Series A Convertible Preferred Stock                   --               --               --              --

Net loss                                                            --               --               --              --
                                                           -------------    -------------    -------------   -------------

Balances, June 30, 2000                                        9,902,065    $      99,021        2,152,988   $      21,530
                                                           =============    =============    =============   =============


                                                                        Stockholders' Equity
                                                          ------------------------------------------------

                                                             Additional      Unearned
                                                              Paid-in          Stock              Note
                                                              Capital       Compensation       Receivable
                                                           -------------    -------------    -------------
Balances, December 31, 1999                                $        --      $        --      $    (945,072)

Adjustments to retroactively reflect the exchange
  ratio in the HQ Merger                                          52,494             --               --
                                                           -------------    -------------    -------------

Balances December 31, 1999, as adjusted                           52,494             --           (945,072)

Exercise of common stock options and warrants                  1,113,537                           (30,912)

Contribution of capital from shareholder                         372,881             --               --

Issuance of preferred stock of VANTAS                               --               --               --

Accretion of Series B through Series E
  Convertible Preferred Stock of VANTAS                       (1,538,912)            --               --

Transactions relating to the HQ Merger:

     Repurchase and cancellation of common stock
       held by former stockholders of VANTAS                 (21,723,101)            --            975,984

     Conversion of Series A through Series E
       Redeemable Convertible Preferred Stock of VANTAS      183,581,656             --               --

     Issuance of Series A Convertible Preferred Stock               --               --               --

     Capital contributions by FrontLine Capital Group          5,603,646             --               --

     Issuance of common stock, warrants and options
       in the HQ Merger                                      120,024,237

     Issuance of warrants to purchase common stock
       in connection with the issuance of the Series A
       Redeemable Convertible Preferred Stock                 52,885,650             --               --

     Issuance of warrants to purchase common stock
       in connection with the issuance of notes payable       18,424,711             --               --

     Issuance of restricted stock                              5,717,874       (5,719,438)            --

Amortization of unearned stock compensation                         --            125,405             --

Accretion of Series A Convertible Preferred Stock             (2,377,455)            --               --

Net loss                                                            --               --               --
                                                           -------------    -------------    -------------

Balances, June 30, 2000                                    $ 362,137,218    $  (5,594,033)   $        --
                                                           =============    =============    =============


                                                                Stockholders' Equity
                                                           ------------------------------


                                                            Accumulated
                                                              Deficit           Total
                                                           -------------    -------------
Balances, December 31, 1999                                $ (32,669,130)   $ (33,543,560)

Adjustments to retroactively reflect the exchange
  ratio in the HQ Merger                                           --               --
                                                           -------------    -------------

Balances December 31, 1999, as adjusted                      (32,669,130)     (33,543,560)

Exercise of common stock options and warrants                                   1,084,072

Contribution of capital from shareholder                            --            372,881

Issuance of preferred stock of VANTAS                               --               --

Accretion of Series B through Series E
 Convertible Preferred Stock of VANTAS                        (2,770,019)      (4,308,931)

Transactions relating to the HQ Merger:

     Repurchase and cancellation of common stock
       held by former stockholders of VANTAS                        --        (20,766,712)

     Conversion of Series A through Series E
       Redeemable Convertible Preferred Stock of VANTAS             --        183,668,290

     Issuance of Series A Convertible Preferred Stock               --               --

     Capital contributions by FrontLine Capital Group               --          5,603,646

     Issuance of common stock, warrants and options
       in the HQ Merger                                                       120,056,590

     Issuance of warrants to purchase common stock
       in connection with the issuance of the Series A
       Redeemable Convertible Preferred Stock                       --         52,885,650

     Issuance of warrants to purchase common stock
       in connection with the issuance of notes payable             --         18,424,711

     Issuance of restricted stock                                   --                 --

Amortization of unearned stock compensation                         --            125,405

Accretion of Series A Convertible Preferred Stock                   --         (2,377,455)

Net loss                                                     (20,054,343)     (20,054,343)
                                                           -------------    -------------

Balances, June 30, 2000                                    $ (55,493,492)   $ 301,170,244
                                                           =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            HQ GLOBAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

         On June 1, 2000, VANTAS Incorporated ("VANTAS", formerly ALLIANCE NATIONAL Incorporated, and, prior to that, Executive Office Group, Inc.), a majority-owned subsidiary of FrontLine Capital Group ("FLCG"), merged with HQ Global Workplaces, Inc. ("Old HQ"), an affiliate of CarrAmerica Realty Corporation ("CarrAmerica"), in a two step merger (the "HQ Merger"). As a result of the HQ Merger, the combined company became a wholly owned subsidiary of a newly formed parent corporation, HQ Global Holdings, Inc. ("HQ Global" or the "Company"), under the name HQ Global Workplaces, Inc. ("HQ"). See Note 2.

         HQ is the largest provider of flexible officing solutions in the world. As of June 30, 2000, HQ owned and operated 400 business centers in 29 states, the District of Columbia, and 8 additional countries. This included 7 business centers under development and 15 business centers open for nine months or less. Also included are 6 business centers managed by the Company for unrelated third parties and 9 international joint-venture business centers with which the Company, through its European subsidiary, HQ Holdings Limited, is a joint venture partner with Mercury Asset Management. The Company's wholly owned subsidiary, HQ Network Systems, Inc., is the franchiser of 45 domestic and 33 international business centers for unrelated franchisees. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

         FLCG currently owns approximately 57% of the outstanding shares of common stock of HQ Global ("Common Stock"), assuming the exercise of outstanding warrants to purchase Common Stock at a nominal exercise price. See Note 6. Such ownership percentage does not take into account (i) warrants to purchase approximately 2.1 million shares (subject to increase for anti-dilution) of Common Stock issued to the purchasers of Series A Preferred Stock described below, (ii) any shares of Common Stock issuable upon conversion of the Series A Preferred Stock (due to the fact that the number of such shares is dependent upon the timing of the conversion and other factors) or (iii) outstanding options to purchase shares of Common Stock. On a fully diluted basis and assuming the Series A Preferred Stock converts at the merger conversion price, FLCG currently owns approximately 42% of the common stock of HQ Global.

         The consolidated financial statements include the accounts of HQ Global and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements for the three- and six-month periods ended June 30, 2000 and 1999, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The December 31, 1999 consolidated balance sheet was derived from audited financial statements of VANTAS, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of VANTAS for the year ended December 31, 1999.

         The accompanying financial statements have been prepared using the local currency as the functional currency. Foreign currency exchange gains and losses resulting from the translation of financial statements denominated in local currencies into U.S. dollars are included as a component of stockholders' equity. As of June 30, 2000, accumulated unrealized foreign currency translation gains and losses were not significant.

         Certain prior period amounts have been reclassified to conform to the current year presentation.


2.       MERGER OF VANTAS INCORPORATED AND HQ GLOBAL WORKPLACES, INC.

         As described in Note 1, on June 1, 2000, VANTAS merged with Old HQ pursuant to the HQ Merger. As a result of the HQ Merger, the combined company became a wholly owned subsidiary of HQ Global, under the name HQ Global Workplaces, Inc.

         During the three months ended March 31, 2000, VANTAS issued
2,072,745 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") at $5.25 per share for net proceeds of approximately $10.9 million. Immediately prior to the HQ Merger, VANTAS issued 1,812,500 shares of Series E Convertible Preferred Stock to FLCG at $8.00 per share for net proceeds of approximately $14.5 million.

         In connection with the HQ Merger, (i) each share of the Class A Common Stock of VANTAS ("VANTAS Common Stock") was converted into the right to receive $8.00 per share in cash, (ii) each option and warrant to purchase the common stock of VANTAS, were converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, except for certain VANTAS options which were converted into options to purchase 12,310 shares of Common Stock, and (iii) each share of the convertible preferred stock of VANTAS outstanding was converted into .2569 shares of Voting Common Stock of HQ Global ("Voting Common Stock"). The payment to cancel the outstanding options held by officers and employees was charged to merger and integration expenses in the three months ended June 30, 2000. The holders of the VANTAS preferred stock received an aggregate of 8,663,315 shares of Voting Common Stock upon conversion of the preferred stock.

         In the HQ Merger, CarrAmerica and certain other stockholders of Old HQ received approximately $151.1 million in cash and 1,076,009 shares of Voting Common Stock and 2,152,988 shares of Nonvoting Common Stock of HQ Global in exchange for the 7,359,527 shares of Old HQ they held. In addition, options to purchase shares of Old HQ common stock and stock units were cancelled for approximately $10.8 million in cash, warrants to purchase 101,000 shares of Old HQ common stock at an exercise price of $20 per share were converted into warrants to purchase an equal number of shares of Common Stock with the same terms, and options to purchase 14,000 shares of Old HQ common stock were converted into 6,344 shares of Common Stock.

         Because the former VANTAS stockholders received approximately 66% of the outstanding shares of Common Stock, the HQ Merger has been accounted for as a purchase of Old HQ by VANTAS. As a result, the consolidated financial statements of HQ Global include the assets and liabilities of VANTAS at their respective historical carrying amounts and include the results of its operations for all periods presented. All historical share and per share information has been retroactively adjusted based on an effective conversion rate of one share of VANTAS Common Stock into .2569 shares of Common Stock.

         HQ Global also acquired the interests of CarrAmerica in OmniOffices
(UK) Limited and OmniOffices (Lux) 1929 Holding Company S.A. (collectively "OmniOffices UK"), two companies engaged in the executive office suites business outside of the United States, for approximately $90.2 million in cash. The aggregate cost of the HQ Merger and the acquisition of OmniOffices UK consisted of the following (in thousands):

Cash paid to former Old HQ shareholders                                                   $151,058
Cash paid to former Old HQ option, and stock unit holders                                   10,754
Cash paid to acquire OmniOffices                                                            90,176
3,235,341 shares of Common Stock issued to Old HQ
     shareholders and option holders                                                       118,381
Warrants to purchase 101,000 shares of Common
     Stock issued to Old HQ warrant holders                                                  1,676
Investment advisor, legal, accounting, and other professional fees
     and other expenses                                                                     20,076
                                                                                          --------
                                                                                          $392,121
                                                                                          ========


         The costs of the HQ Merger and the acquisition of OmniOffices have been allocated to the respective assets acquired and liabilities assumed of Old HQ and OmniOffices, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (in thousands):

Working capital                                                                          $ (14,841)
Favorable operating leases                                                                  22,900
Property and equipment                                                                     107,047
Goodwill                                                                                   396,404
Other assets                                                                                32,504
Other liabilities                                                                          (13,200)
Notes payable repaid                                                                      (138,693)
                                                                                         ---------
                                                                                         $ 392,121
                                                                                         =========

         The estimates of fair value were determined by the Company's management based on information furnished by the management of Old HQ and OmniOffices. The goodwill recorded in the HQ Merger is being amortized over a 20-year period based on management's assessment of the significant barriers to entry due to the rapid consolidation in the executive suites business and the lack of exposure to technological obsolescence in the global officing solutions business. The Company engages in lease commitments ranging from 10-15 years, typically with 5 year renewal options. The results of operations of Old HQ and OmniOffices are included in the consolidated results of HQ Global for periods subsequent to June 1, 2000.

         In connection with the HQ Merger, HQ Global issued 4,782,692 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred"), warrants to purchase up to 1,445,358 shares of Common Stock exercisable at a price of $.01 per share (the "Series A Warrants"), and warrants to purchase up to 697,964 shares of Common Stock exercisable at a price of $.01 per share under certain conditions (the "Series B Warrants") for a total consideration of $195 million. See Notes 5 and 6.

         Merger and integration costs related to the HQ Merger incurred and charged to expense during the six-month period ended June 30, 2000 include the following (in thousands):

Payments to cancel options to purchase VANTAS common stock
     held by officers and employees                                $ 11,382
Severance, retention incentives and other benefits                    6,225
Professional fees and other expenses                                  1,834
                                                                   --------
                                                                   $ 19,441
                                                                   ========


         Of the total merger and integration costs incurred through June 30, 2000 of $19.4 million, approximately $15.9 million required cash outlays. At June 30, 2000, the remaining balance to be paid totaled approximately $3.5 million, relating to employee severance, retention incentives, and other benefits, and relocation costs.

         In connection with the HQ Merger, HQ Global is consolidating and relocating the former headquarters of VANTAS and Old HQ in New York, New York and Atlanta, Georgia, respectively, into a new corporate headquarters in Dallas, Texas. Due to the HQ Merger and pending relocations, VANTAS and Old HQ entered into incentive bonus agreements with certain key executives and employees, which bonuses will be earned as long as such executives and employees remain with the Company through a specified date. Relocation costs and retention incentives are being charged to expense as incurred.

3.       EARNINGS (LOSS) PER SHARE INFORMATION

         Basic earnings (loss) per common share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) applicable to common stockholders is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period and common equivalent shares consisting of preferred stock, stock options and warrants, if dilutive.

4.       NOTES PAYABLE

         On May 31, 2000, the Company completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of June 30, 2000, there was $219.4 million in outstanding borrowings under the term loans and $20.1 million in borrowings outstanding under one revolver. At June 30, 2000, $10.5 million was available for additional borrowings under the revolving loan commitments.

         Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of the Company. The Company's weighted average interest rate on borrowings under the term loans at June 30, 2000 was approximately 11.48%. The Company converted to a LIBOR option on July 5, 2000. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of June 30, 2000, the Company had hedged the interest rate on approximately $46 million of borrowings under the Credit Facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at 7.93%. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At June 30, 2000, the Company was in compliance with all of its covenants.

Maturities of borrowings outstanding under the Credit Facility subsequent to June 30, 2000 are as follows:

Twelve months ending June 30 (in millions):

         2001              $ 35.4
         2002                23.6
         2003                23.5
         2004                47.1
         2005                70.9
         Thereafter          39.0
                           ------
         Total             $239.5
                           ======

         On May 31, 2000, the Company entered into a Senior Subordinated Credit Facility (the "Bridge Loan") of $125.0 million provided by UBS Warburg LLC. The Bridge Loan bears interest at LIBOR plus 6.5% and matures on May 31, 2007.

         On August 11, 2000, the Company replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine lenders received 503,545 Class A warrants and 227,163 Class B warrants.

         The terms of the Class A warrants and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date.

         As of June 30, 2000, the Company had letters of credit outstanding in the aggregate amount of $26.9 million, of which the Company pledged $5.5 million and $21.4 million were supported by FrontLine Capital Group.

         The fair value of the warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan. Such amortization is included as a component of interest expense in the accompanying statements of operations.


5.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In connection with the HQ Merger, all issued and outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock of VANTAS were converted into an aggregate of 8,663,315 shares of Voting Common Stock on June 1, 2000 (Note 2).

         The Company has authorized 7,500,000 shares of $0.01 par value preferred stock, of which 5,395,858 shares have been designated as Series A Convertible Cumulative Preferred Stock.

         To finance a portion of the cash requirements of the HQ Merger, the Company issued 4,782,692 shares Series A Preferred, Series A Warrants and Series B Warrants to new investors for a total consideration of $195.0 million.

         Holders of the shares of Series A Preferred are entitled to receive dividends, when, as and if authorized by the Board of Directors, equal to the dividend rate, as defined, multiplied by the liquidation amount per share of Series A Preferred. The initial dividend rate is 13.5% per annum, increasing by 0.50% per annum on May 31, 2001 and on each annual anniversary date thereafter until November 30, 2007 or earlier redemption, conversion or liquidation. Dividends on the Series A Preferred are cumulative from May 31, 2000 and are payable semiannually in arrears on May 31 and November 30 of each year, commencing November 30, 2000. Payment of all such dividends occurs on each dividend payment date through an increase in the liquidation preference of each share. Holders of the Series A Preferred are also entitled to additional dividends if dividends in the form of cash or other consideration are declared on the Common Stock or other equity securities junior to the Series A Preferred.

         On or after May 31, 2004, HQ Global may redeem shares of the Series
A Preferred, in whole or in part, from time to time, for cash at a redemption price per share which is initially equal to 105% of the liquidation preference, declining ratably on each anniversary of May 31, 2004 until reaching 100% of the liquidation preference on May 31, 2007. All of the outstanding shares of Series A Preferred must be redeemed in cash on November 30, 2007 ("Mandatory Redemption Date"), at a redemption price equal to 100% of the liquidation preference per share.

         Upon the consummation of a Qualified Initial Public Offering or Qualified Merger, as defined, each share of Series A Preferred automatically converts into shares of Common Stock at the Conversion Rate (the liquidation preference divided by the applicable conversion price). Upon the occurrence of certain other events (Conversion Option Event), holders of the Series A Preferred have the option to convert shares of Series A Preferred into Common Stock at the Conversion Rate. In the event that a Qualified Merger, a Qualified Initial Public Offering or a Conversion Option Event has not occurred prior to the close of business on the last business day immediately preceding the Mandatory Redemption Date, holders of the Series A Preferred have the right to convert their shares into shares of Common Stock on the Mandatory Redemption Date at the Conversion Rate. Assuming the conversion price was equal to the value of the Common Stock utilized to record the Mergers, the Series A Preferred Stock would be convertible into 5,329,324 shares of Common Stock at June 30, 2000.

         In general, holders of the Series A Preferred vote together with the holders of Common Stock as a single class on an as converted basis. In addition, prior to a Qualified IPO or a Qualified Merger, the consent of the holders of at least 62.5% of the outstanding shares of Series A Preferred are required for certain corporate actions, including sales or purchases of certain assets or businesses, mergers, liquidation, and the incurrence of certain indebtedness.

         The fair value of the Series A Warrants has been recorded as an increase in additional paid-in capital with on offsetting reduction in the carrying value of the Series A Preferred Stock. No value will be assigned to the Series B Warrants until such time as it becomes probable the Series B Warrants will become exercisable by the holders.

         The carrying value of the Series A Preferred Stock is being accreted to its liquidation value on November 30, 2007, including accrued dividends, using the effective interest rate method, resulting in an effective dividend rate of 20.08%.

         On August 11, 2000, the Company issued 613,166 additional shares of Series A Preferred in the amount of $25.0 million. In connection with this sale, the Company issued 312,274 Class A warrants and 164,902 Class B warrants.

6.       COMMON STOCKHOLDERS' EQUITY

General

         The Company has authorized 100 million shares of $0.01 common stock of which 75 million shares have been designated as Voting Common Stock and 25 million shares have been designated as Nonvoting Class C Common Stock ("Nonvoting Common Stock"). Each share of Voting Common Stock has one vote on each matter submitted to a vote of the stockholders. Each share of Nonvoting Common Stock does not have any vote on such matters, except as required by law. The Nonvoting Common Stock will convert into Voting Common Stock upon i) the transfer by the holder to another person or entity (other than an entity in which such holder directly or indirectly owns more than 9.9% of the voting securities) or ii) January 1, 2001.

Warrants

         At June 30, 2000, the Series A Warrants can be exercised at any time up to and including May 31, 2010 to purchase 1,445,358 shares of Common Stock at an exercise price of $0.01 per share. The Series B Warrants only become exercisable on or after March 31, 2001 if a Qualified Initial Public Offering has not occurred prior to that date. If exercisable, the Series B Warrants could be exercised to purchase 697,964 shares of Common Stock at an exercise price of $0.01 per share. The Series B Warrants expire May 31, 2010.


         The Mezzanine lenders received 503,545 Class A warrants and 227,163 Class B warrants to purchase common stock. In addition, on August 11, 2000 the Company issued 312,274 Class A warrants and 164,902 Class B warrants to the purchasers of the additional shares of Series A Preferred. These warrants expire August 11, 2010.

         In the HQ Merger, the Company assumed warrants to purchase 101,000 shares of common stock at an exercise price of $20 per share.

Stock Plans

         In the HQ Merger, all existing options to purchase the common stock of VANTAS were converted to the right to receive cash, except for certain VANTAS options, which were converted into options to purchase 12,310 shares of Common Stock. All existing options to purchase the common stock of Old HQ were cancelled in exchange for cash payments except for 14,000 options, which were converted to 6,344 shares of Common Stock of HQ Global. See Note 2.

         Effective June 1, 2000, the Company adopted the HQ Global Holdings, Inc. 2000 Stock Option and Restricted Stock Plan (the "Plan") which provides for grants of incentive stock options, nonqualified stock options, and restricted stock to be granted to officers and key employees. HQ has reserved 800,000 shares of Common Stock for issuance upon exercise of options granted pursuant to the Plan. The Board of Directors establishes the terms of each option granted under the Plan. In June 2000, options to purchase 510,269 shares of Common Stock at an exercise price of $ 36.57 were granted to officers and employees. The options vest over 4 years and expire 10 years from date of grant. Effective June 1, 2000, the Company also granted 156,397 shares of Common Stock to certain officers and employees which vest over a four year period, with 37.5% vesting 18 months from the date of grant and 12.5% vesting each six months thereafter. The grants of restricted common stock resulted in aggregate deferred stock option compensation expense of $5.7 million, which is being recognized over the vesting period.

7.       CHANGE IN ACCOUNTING ESTIMATE

         In connection with the HQ Merger, the Company reassessed the estimated life of goodwill resulting from acquisitions of businesses and business centers. As a result, the amortization period for goodwill was reduced from 30 years to 20 years resulting in a pre-tax charge of $305,095.

8.       INCOME TAXES

         The tax provision for the three and six months ended June 30, 2000 consists principally of state and foreign income taxes. As of June 30, 2000, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. As of June 30, 2000, HQ Global Holdings, Inc. ("HQ Global" or the "Company") as successor to VANTAS Incorporated ("VANTAS") from the two step merger (the "HQ Merger") with the HQ Global Workplaces, Inc. ("Old HQ") and an affiliate of Carr America Realty Corporation effective June 1, 2000, owned and operated 400 business centers in 29 states, the District of Columbia, and 8 additional countries. This included 7 business centers under development and 15 business centers open for nine months or less. Also included are 6 business centers managed by the Company for unrelated third parties and 9 international joint-venture business centers that the Company, through its European subsidiary HQ Holdings Limited, is a partner with Mercury Asset Management. The Company's wholly owned subsidiary, HQ Network Systems, Inc., is the franchiser of 45 domestic and 33 international business centers for unrelated franchisees. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

         The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby it has acquired or merged with 38 entities, which were comprised of 363 business centers with a total cost of approximately $609.6 million. During the three months ended June 30, 2000 and 1999, the Company acquired 181 and 25 business centers, with a cost of approximately $392.1 million and $27.8 million, respectively. During the six months ended June 30, 2000 and 1999, the Company acquired 182 and 86 business centers, with a cost of approximately $392.9 million and $114.2 million, respectively.

         In the early stages of development of a Developing Center, expenses are incurred with minimal corresponding revenues. Once a Developing Center reaches occupancy levels above 70%, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. For the six months ended June 30, 2000, there were 28 VANTAS Developing Centers as compared to 13 for the same period in 1999.

         These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Total business center revenues for the three months ended June 30, 2000 were $98.7 million, an increase of $46.1 million or 87.8% from the corresponding period in 1999. Included in revenues was $1.3 and $.2 million of management, franchise, and joint venture fees for the three month periods ended on June 30, 2000 and 1999, respectively.

         Business centers that were acquired with effective dates after April 1, 1999 ("Acquired Centers") had revenues for the three months ended June 30, 2000 of $36.2 million, an increase of $32.1 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The Acquired Centers include all the Old HQ business centers.

         Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the three months ended June 30, 2000 of $55.1 million, an increase of $8.0 million, or 17.0% from the corresponding period in 1999. While average office occupancy levels have elevated to 91%, an increase of 2% from the corresponding period in 1999, the increase in office rental revenue of $3.6 million, or 13.2%, was primarily due to more favorable office pricing. The increase in support service revenues of $4.4 million, or 22.3% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

         Developing Center revenues were $6.1 million for the three months ended June 30, 2000, an increase of $4.9 million from the corresponding period in 1999. For the three months ended June 30, 2000 and 1999, there were 22 and 9 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the three months ended June 30, 2000.

EXPENSES. Total business center expenses for the three months ended June 30, 2000 were $69.1 million, representing an increase of $29.5 million or 74.8% from the corresponding period in 1999.

         Acquired Center expenses for the three months ended June 30, 2000 and 1999 were $24.8 million and $3.1 million respectively, representing an increase of $21.7 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The Acquired Centers include all the Old HQ business centers.

         Same Center expenses for the three months ended June 30, 2000 were $38.4 million, an increase of $3.8 million or 11.0% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

         Developing Center expenses for the three months ended June 30, 2000 were $5.9 million, an increase of $4.0 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Centers during the three months ended June 30, 2000 as compared to 13 Developing Centers during the three months ended June 30, 1999.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended June 30, 2000, COBC was $29.6 million as compared to $13.0 million for the same period in 1999. The COBC as a percentage of total revenues ("COBC Margin") was 30.0% for the three months ended June 30, 2000 as compared to 24.8% for the corresponding period in 1999.

         Acquired Center COBC was $11.4 million for the three months ended June 30, 2000, an increase of $10.4 million from the corresponding period in 1999. The COBC Margin from Acquired Centers for the three months ended June 30, 2000 and 1999 was 31.3% and 23.1%, respectively. The Acquired Centers include all the Old HQ business centers which contributed to the increase in the COBC margin, as a result of more favorable office pricing.

         Same Center COBC was $16.7 million for the three months ended June 30, 2000 as compared to $12.6 million, an increase of 33.5% over the corresponding period in 1999. The COBC Margin from Same Centers for the three months ended June 30, 2000 was 30.4% as compared to 26.6% for the corresponding period in 1999.

         Developing Centers COBC for the three months ended June 30, 2000 was $.2 million, an increase of $.9 million from the corresponding period in 1999. This increase is due to the increase in developing centers and the maturity of those centers for the three months ended June 30, 2000 as compared to the developing centers during the three months ended June 30, 1999. Of these, 22 and 9 centers were open for occupancy as of June 30, 2000 and 1999, respectively.

OTHER EXPENSES. For the three months ended June 30, 2000, other expenses were $45.1 million, representing an increase of $33.2 million or 279.0% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $4.7 million, $6.1 million and $4.5 million or 83.6%, 182.9% and 192.5%, respectively. Other expenses also include merger and integration charges of $18.6 million, related primarily to the June 1, 2000 HQ Merger.

         The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with the Company's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Company's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions as well as increases in interest rates.

INCOME TAXES. The Company's effective income tax rate for the three months ended June 30, 2000 was 1.8% as compared to 51.4% for the three months ended June 30, 1999. The decrease in the Company's effective income tax rate for the three months ended June 30, 2000 is primarily attributable to the impact of the valuation reserve established on the Company's net operating loss tax benefit, non-deductible goodwill amortization and a reduction in state income taxes. The Company's underlying statutory income tax rates for the three months ended June 30, 2000 and 1999 are 38.3% and 42.0%, respectively. The reduction in the statutory income tax rate is primarily due to a reduction in the overall state income tax rate for the group.

NET (LOSS) INCOME. The Company incurred a net loss for the three months ended June 30, 2000 of ($15.7) million compared to net income of $ .6 million for the same period in 1999 primarily attributable to merger and integration charges of $18.6 million discussed above.

         Accretion of the stated return on investment ("Accretion") on the Company's redeemable convertible preferred stock for the three months ended June 30, 2000 was $4.1 million, representing an increase of $1.6 million from the corresponding period in 1999. This increase is primarily the result of the issuance of Series E convertible preferred stock during the period from January 1, 2000 through May 31, 2000, and the issuance of Series A convertible preferred stock at the time of the HQ Merger.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Total business center revenues for the six months ended June 30, 2000 were $161.2 million, an increase of $61.9 million or 62.3% from the corresponding period in 1999. Included in revenues was $1.5 and $.4 million of management, franchise, and joint venture fees for the six month periods ended on June 30, 2000 and 1999, respectively.

         Business centers that were acquired with effective dates after January 1, 1999 ("Acquired Centers") had revenues for the six months ended June 30, 2000 of $49.4 million, an increase of $42.2 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The Acquired Centers include all the Old HQ business centers.

         Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the six months ended June 30, 2000 of $101.1 million, an increase of $11.5 million, or 12.8% from the corresponding period in 1999. While average office occupancy levels have grown to 90%, an increase of 1% from the corresponding period in 1999, the increase in office rental revenue of $5.5 million, or 10.6%, was primarily due to more favorable office pricing. The increase in support service revenues of $6.0 million, or 15.8% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

         Developing Center revenues were $9.2 million for the six months ended June 30, 2000, an increase of $7.1 million from the corresponding period in 1999. For the six months ended June 30, 2000 and 1999, there were 22 and 9 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the six months ended June 30, 2000.

         EXPENSES. Total business center expenses for the six months ended June 30, 2000 were $118.9 million, representing an increase of $44.9 million or 60.8% from the corresponding period in 1999.

         Acquired Center expenses for the six months ended June 30, 2000 and 1999 were $35.5 million and $5.5 million respectively, representing an increase of $30.0 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the 12 months ended June 30, 2000. The Acquired Centers include all the Old HQ business centers.

         Same Center expenses for the six months ended June 30, 2000 were $73.0 million, an increase of $7.6 million or 11.6% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

         Developing Center expenses for the six months ended June 30, 2000 were $10.4 million, an increase of $7.3 million from the corresponding period in 1999. This increase is due to a total of 28 Developing Centers during the six months ended June 30, 2000 as compared to 13 Developing Centers during the six months ended June 30, 1999.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the six months ended June 30, 2000, COBC was $42.3 million as compared to $25.4 million for the same period in 1999. The COBC as a percentage of total revenues ("COBC Margin") was 26.3% for the six months ended June 30, 2000 as compared to 25.6% for the corresponding period in 1999.

         Acquired Center COBC was $13.9 million for the six months ended June 30, 2000, an increase of $12.2 million from the corresponding period in 1999. The COBC Margin from Acquired Centers for the six months ended June 30, 2000 and 1999 was 28.2% and 23.8%, respectively. The Acquired Centers include all the Old HQ business centers which contributed to the increase in the COBC margin, as a result of more favorable office pricing.

         Same Center COBC was $28.1 million for the six months ended June 30, 2000 as compared to $24.2 million, an increase of 15.9% over the corresponding period in 1999. The COBC Margin from Same Centers for the six months ended June 30, 2000 was 27.8% as compared to 27.0% for the corresponding period in 1999.

         Developing Centers generated a loss from operations for the six months ended June 30, 2000 of $1.2 million, an increase in losses of $.2 million from the corresponding period in 1999. This increase in losses is primarily due to a total of 28 Developing Centers during the six months ended June 30, 2000 as compared to 13 Developing Centers during the six months ended June 30, 1999. Of these, only 22 and 9 centers were open for occupancy as of June 30, 2000 and 1999, respectively.

OTHER EXPENSES. For the six months ended June 30, 2000, other expenses were $61.9 million, representing an increase of $39.1 million or 171.8% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, depreciation and amortization and interest expense of $6.4 million, $8.7 million and $6.0 million or 58.9%, 139.0% and 140.9%, respectively. Other expenses also include merger and integration charges of $19.4 million related primarily to the June 1, 2000 HQ Merger.

         The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with the Company's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Company's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions as well as increases in interest rates.

INCOME TAXES. The Company's effective income tax rate for the six months ended June 30, 2000 was 2.4% as compared to 51.0% for the six months ended June 30, 1999. The decrease in the Company's effective income tax rate for the six months ended June 30, 2000 is primarily attributable to the impact of the valuation reserve established on the Company's net operating loss tax benefit, non-deductible goodwill amortization and a reduction in state income taxes, partially offset by an increase in foreign taxes. The Company's underlying statutory income tax rates for the six months ended June 30, 2000 and 1999 are 38.3% and 42.0%, respectively. The reduction in the statutory income tax rate is primarily due to a reduction in the overall state income tax rate for the group.

NET (LOSS) INCOME. The Company incurred a net loss for the six months ended June 30, 2000 of ($20.1) million compared to net income of $1.3 million for the same period in 1999 primarily attributable to merger and integration charges of $19.4 million discussed above.

         Accretion of the stated return on investment ("Accretion") on the Company's redeemable convertible preferred stock for the six months ended June 30, 2000 was $6.7 million, representing an increase of $2.4 million from the corresponding period in 1999. This increase is primarily the result of the issuance of Series E convertible preferred stock during the period from January 1, 2000 through May 31, 2000, and the issuance of Series A convertible preferred stock at the time of the HQ Merger.

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

         On May 31, 2000, the Company completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of August 11, 2000, there was $242.5 million in outstanding borrowings under the term loans and $23.1 million in borrowings outstanding under one revolver. At August 11, 2000, $7.5 million was available for additional borrowings under the revolving loan commitments.

         Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of the Company. The Company's weighted average interest rate on borrowings under the term loans at June 30, 2000 was approximately 11.48%. The Company converted to a LIBOR option on July 5, 2000. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of June 30, 2000, the Company had hedged the interest rate on approximately $46 million of borrowings under the Credit Facility using various instruments. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 5.95% and 7.93% through July 31, 2002. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At June 30, 2000, the Company was in compliance with all of its covenants.

         On May 31, 2000, the Company entered into a Senior Subordinated Credit Facility (the "Bridge Loan") of $125.0 million provided by UBS Warburg LLC. The Bridge Loan bears interest at LIBOR plus 6.5% and matures on May 31, 2007.

         On August 11, 2000, the Company replaced the Bridge Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan"). The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine lenders received 503,545 Class A warrants and 227,163 Class B warrants.

         On August 11, 2000, the Company issued 613,166 additional shares of Series A Cumulative Convertible Preferred Stock in the amount of $25.0 million. In connection with this sale, the Company issued 312,274 Class A warrants and 164,902 Class B warrants.

         The terms Class A warrants and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date.

         As of August 11, 2000, the Company had letters of credit outstanding in the aggregate amount of $25.9 million, against which the Company pledged $5.5 million in cash and $20.4 million were supported by a backstop letter of credit by FrontLine Capital Group.

         The Company had a working capital deficit of $20.0 million at June 30, 2000 as compared to a working capital deficit of $3.1 million at December 31, 1999. This decrease in working capital of $16.9 million is primarily attributable to the increase of $23.0 million in current maturities of notes payable, including $20.1 million outstanding under the revolving loan portion of the Credit Facility. The Company anticipates that this revolver balance will fluctuate based on general working capital requirements.

         Cash flows used in operating activities for the six months ended June 30, 2000 were $29.9 million, representing a decrease of $41.3 million from the corresponding period in 1999. This decrease is primarily attributable to the cash used to reduce accrued expenses and the net loss as compared to the net income of the corresponding period in 1999.

         Cash used in investing activities for the six months ended June 30, 2000 was $253.9 million, an increase of $218.5 million from the corresponding period in 1999. This increase is attributable to an increase in the Company's acquisitions of business centers, an increase in purchases of property and equipment and a reduction in restricted cash which was used to make certain debt and interest payments.

         Cash provided by financing activities for the six months ended June 30, 2000 was $288.4 million, an increase of $266.0 million from the corresponding period in 1999. During the six months ended June 30, 2000, the Company completed equity transactions whereby it raised $167.4 million in net proceeds from the issuance of the Company's convertible preferred stock to accredited investors and $52.9 million from the issuance of warrants. Also, in connection with the HQ Merger, the Company increased borrowings by $105.2 million, and incurred an increase in related deferred financing costs of $17.8 million.

         The Company anticipates that cash flows from operations and amounts available under the revolving loan portion of the Credit Facility, will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations. In addition, the Company anticipates that cash on hand and availability under its Credit Facility, will provide the necessary capital required to sustain its current operations.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the six months ended June 30, 2000, together with other statements and information publicly disseminated by the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those defined below, which could cause the actual results to differ materially from historical results or those anticipated. The words "believe," "expect," anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates. The Company undertakes no obligation to publicity update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (i) general economic conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition and development opportunities and the effective integration of those business centers within the overall operations of the Company and (vi) increases in operating costs.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk facing the Company is interest rate risk on the Credit Facility. The Company mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, the Company may elect to enter into LIBOR contracts on portions of the Credit Facility, which locks in the Company's interest rate on those portions for 30, 60 or 90 day periods. The Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over PRIME, generally at the Company's election. As of August 11, 2000, the Company had hedged the interest rates on approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 7.93% and 9.00%.

         An increase in interest rates will have a negative impact on the net income of the Company due to the variable interest component of the Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have approximately a 4.8% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

         Following the HQ Merger, the Company is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2000, the Company had no other material exposure to market risk.

                                    PART II

                               OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of HQ Global Holdings, Inc.

Joseph Kaidanow and Robert Arcoro v. CarrAmerica Realty Corporation, HQ Global Workplaces, Inc., Thomas A. Carr, Philip L. Hawkins, C. Ronald Blankenship, Oliver T. Carr, and Gary Kusin. This action, originally brought in Delaware state Chancery court on April 17, 2000, was removed to the Federal District Court for the District of Delaware and then remanded on Plaintiffs motion back to Delaware Chancery Court. The action alleges a breach of fiduciary duty by CarrAmerica Realty Corporation and the directors of the Company in approving the HQ Merger transaction. The complaint alleges among other things that allocation of purchase price between the UK and US companies failed to meet the standard of entire fairness. The complaint also states that CarrAmerica breached its obligations under the Tag a Long and Sharing Agreement between plaintiffs and CarrAmerica. The Company is named because the request for injunctive and/or recissory damages would affect the Company's interests. The Company is vigorously defending this action.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On June 1, 2000 and pursuant to the HQ Merger, the Company amended and restated its Certificate of Incorporation. The principal changes from the VANTAS charter include:

                  1) creation of a staggered board with three classes of directors and each class serves for a three year term

                  2) creation of Class C non-voting Common Stock

                  3) increase of the authorized shares of common stock issuable to 100 million, 75 million of which are voting common stock and 25 million of which are Class C non-voting common stock.

         (b)      None.

         (c)      On June 1, 2000, the Company issued and sold 4,782,692.
                  shares of Series A Cummulative Convertible Preferred Stock ("Series A Preferred") to institutional investors at a price of $40.77 per share, for an aggregated cash purchase price of $195.0 million. The Company issued and sold the Series A Preferred pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "33 Act"). The terms of the Series A Preferred provide for: (1) automatic conversion into shares of the Company's voting common stock in the event of a Qualified IPO or a Qualified Merger (each as defined) and (2) conversion at the option of the holder, in whole or in part, upon the occurrence of a merger or initial public offering that does not meet the qualifications to require automatic conversion. The conversion rate is determined in accordance with a formula whereby the liquidation preference amount (currently $40.77) is divided by the fair market value of the Company's voting common stock and is subject to adjustment in the event of certain dilutive events.

                  Under the terms of the various Series A Preferred Purchase Agreements (the "Purchase Agreements") each holder of Series A Preferred was also issued warrants to purchase the voting common stock of the Company. Accordingly, Class A warrants to purchase 1,445,358 shares of voting common stock and Class B warrants to purchase 697,964 shares of voting common stock have been issued to the Series A Preferred holders. The terms of the Class A and Class B warrants are identical except that Class A warrants are exercisable at the option of the holder at any time and Class B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date. The exercise price is $.01 per share.

                  Pursuant to the terms of the HQ Merger, 1,082,353 shares of voting common stock and 2,152,988 shares of Class C non-voting common stock were issued to former stockholders of Old HQ and 8,663,315 shares of voting common stock were issued to former stockholders of VANTAS in exchange for their shares of Old HQ and VANTAS respectively. In addition, warrants to purchase 101,000 shares of Old HQ voting common stock were converted to warrants to purchase 101,000 shares of the Company's voting common stock. These warrants are exercisable at $20.00 per share. Each of these securities were issued pursuant to
                  Section 4(2) of the 33 Act.

                  On June 1, 2000, the Company granted 156,397 shares of restricted voting common stock to members of its senior management. In addition, on that same date, the Company granted to its management level employees 510,269 options to purchase common stock of the Company. These securities were issued pursuant to the HQ Global Holdings, Inc. 2000 Stock Option and Restricted Stock Plan. Pursuant to the Plan, restricted stock and options vest over a four year period as follows: 37.5% vest after 18 months with the balance vesting ratably up to 100%. Vested options are exercisable at $36.57 per share. These securities were issued pursuant to Section 4(2) of the 33 Act.

                  In connection with the Bridge Loan, warrants to purchase up to 7.5% of the Company's voting common stock were issued to UBS Warburg LLC on June 1, 2000. These warrants became exercisable June 30, 2000 for an exercise price of $.01 per share. The Bridge Loan was repaid and these options cancelled on August 11, 2000.

         (d)      None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits

Exhibit Number                                                     Description

3.1      Certificate of Incorporation

3.2      Bylaws

4.1      Amended and Restated Certificate of Designations

4.2* Stockholders Agreement by and among Frontline Capital Group, HQ Global Holdings, Inc. and CarrAmerica Realty Corporation dated June 1, 2000

4.3* Stockholders Agreement by and among Frontline Capital Group, HQ Global Holdings, Inc. and certain holders of Series A Preferred Stock of HQ Global Holdings, Inc. named therein dated as of May 31, 2000

4.4.* Registration Rights Agreement dated as of May 31, 2000, by and among HQ Global Holdings, Inc and the investors listed on Schedule A thereto.

4.5* Registration Rights Agreement dated as of May 31, 2000 by and among HQ Global Holdings, Inc, and the Holders (as defined therein)

4.6      Form of Class A Warrant

4.7      Form of Class B Warrant

4.8      HQ Global Holdings, Inc. 2000 Stock Option and Restricted Stock Plan

4.9      Form of Option Agreement

10.4 Amended and Restated Credit Agreement among HQ Global Holdings, Inc., VANTAS Incorporated (aka HQ Global Workplaces, Inc.), Various Banks, ING Capital (U.S.) LLC, Bankers Trust Company, CitiCorp Real Estate, Inc. and BNP Paribas, as Administrative Agent and Arranger dated as of January 16, 1997, as amended and restated as of May 31, 2000

10.5** First Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., CarrAmerica Realty Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 as amended April 29, 2000.

10.6* Second Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., Carr America Reality Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000, as amended April 29, 2000 and May 31, 2000.

10.7** First Amendment to Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of January 20, 2000 as amended April 29, 2000

10.8** First Amendment to Stock Purchase Agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 as amended April 29, 2000

10.9* Amended and Restated Indemnification and Escrow Agreement by and among Reckson Service Industries, Inc., CarrAmerica Realty Corporation and the other parties named therein

10.10 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and EOP Operating Limited Partnership

10.11 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and Fortress HQ LLC

10.12 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and First Union Real Estate Equity and Mortgage Investments.

10.13 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and CIBC WMC Inc.

10.14 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and CIBC Employee Private Equity Fund Partners

10.15 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and Blackacre Capital Partners, L.P.

10.16 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and AEW Targeted Securities Fund, L.P.

10.17 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and AEW Targeted Securities Fund II, L.P.

10.18 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and Paribas North America, Inc.

10.19 Purchase Agreement dated as of May 31, 2000 by and among Frontline Capital Group, HQ Global Holdings, Inc. and Stichting Pensioenfonds ABP.

10.20 Employment Agreement for Gary Kusin dated September 4, 1998, as amended effective June 1, 2000.

10.21 Employment Agreement for David Rupert dated September 7, 1999, as amended effective June 1, 2000.

27       Financial Data Schedules

------------


* Previously filed as an exhibit to VANTAS's Form 8-K report filed with the SEC on June 16, 2000 and incorporated herein by reference.

** Previously filed as an Exhibit to VANTAS's Report on Form 8-K filed with the SEC May 12, 2000 and incorporated herein by reference.

         (b)      Reports on Form 8-K

HQ Global Holdings, Inc. filed a report on Form 8-K on June 16, 2000, containing Item 2 and Item 7 information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HQ Global Holding, Inc.

   August 14, 2000            /s/  Gary Kusin
   ---------------            -------------------------------------------------
         Date                 Gary Kusin
                              Chief Executive Officer

   August 14, 2000            /s/  Joseph D. Wallace
   ---------------            -------------------------------------------------
         Date                 Joseph D. Wallace
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)

   August 14, 2000            /s/  John D. Bailey
   ---------------            -------------------------------------------------
         Date                 John D. Bailey
                              Vice President, Accounting
                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS


     Exhibit
     Number              Description
     ------              -----------

         3.1               Certificate of Incorporation

         3.2               Bylaws

         4.1               Amended and Restated Certificate of Designations

         4.2*              Stockholders Agreement by and among Frontline
                           Capital Group, HQ Global Holdings, Inc. and
                           CarrAmerica Realty Corporation dated June 1, 2000

         4.3*              Stockholders Agreement by and among Frontline
                           Capital Group, HQ Global Holdings, Inc. and certain
                           holders of Series A Preferred Stock of HQ Global
                           Holdings, Inc. named therein dated as of May 31,
                           2000

         4.4*              Registration Rights Agreement dated as of May 31,
                           2000, by and among HQ Global Holdings, Inc and the investors listed on Schedule A thereto.

         4.5*              Registration Rights Agreement dated as of May 31,
                           2000 by and among HQ Global Holdings, Inc, and the Holders (as defined therein)

         4.6               Form of Class A Warrant

         4.7               Form of Class B Warrant

         4.8               HQ Global Holdings, Inc. 2000 Stock Option and
                           Restricted Stock Plan

         4.9               Form of Option Agreement

         10.4              Amended and Restated Credit Agreement among HQ
                           Global Holdings, Inc., VANTAS Incorporated (aka HQ
                           Global Workplaces, Inc.), Various Banks, ING Capital
                           (U.S.) LLC, Bankers Trust Company, CitiCorp Real
                           Estate, Inc. and BNP Paribas, as Adminstrative Agent and Arranger dated as of January 16, 1997, as amended and restated as of May 31, 2000

         10.5** First Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., CarrAmerica
                           Realty Corporation, VANTAS Incorporated and Reckson
                           Service Industries, Inc., dated as of January 20,
                           2000 as amended April 29, 2000.

         10.6* Second Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., Carr America
                           Reality Corporation, VANTAS Incorporated and Reckson
                           Service Industries, Inc., dated as of January 20,
                           2000, as amended April 29, 2000 and May 31, 2000.

         10.7**            First Amendment to Stock Purchase Agreement between
                           CarrAmerica Realty Corporation and Reckson Service
                           Industries, Inc., dated as of January 20, 2000 as amended April 29, 2000

         10.8**            First Amendment to Stock Purchase Agreement among
                           CarrAmerica Realty Corporation, OmniOffices (UK)
                           Limited, OmniOffices (Lux) 1929 Holding Company
                           S.A., VANTAS Incorporated and Reckson Service
                           Industries, Inc., dated as of January 20, 2000 as amended April 29, 2000

         10.9*            Amended and Restated Indemnification and Escrow
                           Agreement by and among Reckson Service Industries,
                           Inc., CarrAmerica Realty Corporation and the other
                           parties named therein

         10.10 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and EOP Operating Limited Partnership

         10.11 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and Fortress HQ LLC

         10.12 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and First Union Real Estate Equity and Mortgage
                           Investments.

         10.13 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and CIBC WMC Inc.

         10.14 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and CIBC Employee Private Equity Fund Partners

         10.15 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and Blackacre Capital Partners, L.P.

         10.16 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and AEW Targeted Securities Fund, L.P.

         10.17 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and AEW Targeted Securities Fund II, L.P.

         10.18 Purchase Agreement dated as of May 31, 2000 by and among FrontLine Capital Group, HQ Global Holdings,
                           Inc. and Paribas North America, Inc.

         10.19 Purchase Agreement dated as of May 31, 2000 by and among Frontline Capital Group, HQ Global Holdings,
                           Inc. and Stichting Pensioenfonds ABP.

         10.20             Employment Agreement for Gary Kusin dated September
                           4, 1998, as amended effective June 1, 2000.

         10.21             Employment Agreement for David Rupert dated
                           September 7, 1999, as amended effective June 1,
                           2000.

         27                Financial Data Schedules



         ----------




         * Previously filed as an exhibit to VANTAS's Form 8-K report filed with the SEC on June 16, 2000 and incorporated herein by reference.

         ** Previously filed as an Exhibit to VANTAS's Report on Form 8-K filed with the SEC May 12, 2000 and incorporated herein by reference.