Form 10-Q
period 2000-09-30
HQ GLOBAL HOLDINGS INC
filed 2000-11-14
CIK 834935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        COMMISSION FILE NUMBER: 0-18274


                            HQ GLOBAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE
(State or other jurisdiction                                         75-2880509
of incorporation of organization)           (IRS Employer Identification Number)

15950 NORTH DALLAS PARKWAY, SUITE 350 DALLAS, TX                          75248
(Address of principal executive office)                               (Zip code)



                                 (972) 361-8100
              (Registrant's telephone number, including area code)

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



AS OF NOVEMBER 14, 2000, 9,929,697 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK, PAR VALUE $.01, AND 2,152,988 SHARES OF THE REGISTRANT'S CLASS C NON-VOTING COMMON STOCK, PAR VALUE $.01 WERE OUTSTANDING.


                                   ----------

                    HQ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                     PART I. FINANCIAL INFORMATION                            PAGE
  Item 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 2000 and
       December 31, 1999 (unaudited)....................................        3

    Consolidated Statements of Operations for the three months and nine
       months ended September 30, 2000 and 1999 (unaudited).............        4

    Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2000 and 1999 (unaudited)..........................        5

    Consolidated Statement of Redeemable Convertible Preferred Stock and
       Stockholders' Equity (Deficiency) for the nine months ended
       September 30, 2000 (unaudited)...................................        6

    Notes to the Consolidated Financial Statements (unaudited)..........        7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................       13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....       17

                       PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.............................................       18

  Item 2. Changes in Securities and Use of Proceeds.....................       18

  Item 6. Exhibits and Reports on Form 8-K..............................       19

SIGNATURES..............................................................       20

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HQ GLOBAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                                  2000               1999
                                                                                             -------------      -------------
                            ASSETS
Current assets:
     Cash and cash equivalents                                                               $      15,898      $       3,807
     Restricted cash                                                                                 6,689             21,572
     Accounts receivable, net of allowance for doubtful accounts of $3,916
        and $861 at September 30, 2000 and December 31, 1999, respectively                          25,661              8,426
     Prepaid expenses and other current assets                                                      20,237             10,853
     Deferred income taxes                                                                              --              5,155
     Deferred financing costs                                                                        8,124                909
                                                                                             -------------      -------------
                            Total current assets                                                    76,609             50,722

Intangibles, net                                                                                   595,680            187,115
Property and equipment, net                                                                        207,940             80,064
Deferred financing costs, net                                                                       42,138              4,517
Security deposits                                                                                    6,355              4,401
Other assets, net                                                                                   31,456              5,638
                                                                                             -------------      -------------

                            Total assets                                                     $     960,178      $     332,457
                                                                                             =============      =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued expenses                                                   $      43,140      $      38,010
     Capital lease obligations                                                                         745              1,139
     Deferred rent payable                                                                           4,131              2,165
     Notes payable - Credit Facility                                                                16,575             12,500
     Other liabilities                                                                               1,708                 --
                                                                                             -------------      -------------
                            Total current liabilities                                               66,299             53,814

Notes payable - Credit Facility                                                                    199,575            108,125
Notes payable - Mezzanine Loan                                                                     125,000                 --
Tenants' security deposits                                                                          58,529             20,164
Deferred rent payable                                                                               33,462             22,794
Deferred income taxes                                                                                   --              3,024
Capital lease obligations                                                                            2,694                626
Other liabilities                                                                                    4,361              4,362
                                                                                             -------------      -------------
                            Total liabilities                                                      489,920            212,909
                                                                                             -------------      -------------

Redeemable convertible preferred stock:
     Series A Convertible Cumulative Preferred Stock, $.01 par value; issued
          and outstanding 5,395,858 shares (aggregate liquidation preference $220,000)             165,573                 --
     Series A through E Convertible Preferred Stock of VANTAS, $.01 par value; issued and outstanding 29,837,272 shares at December 31, 1999
          (aggregate liquidation preference $121,505)                                                   --            154,042
     Note receivable from issuance of redeemable preferred stock                                        --               (950)
                                                                                             -------------      -------------
                            Total redeemable convertible preferred stock                           165,573            153,092
                                                                                             -------------      -------------

Stockholders' equity (deficiency):
     Voting common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 9,929,697 shares at September 30, 2000 and 1,814,799 shares
         at December 31, 1999                                                                           99                 18
     Nonvoting Class C common stock, $.01 par value; authorized 25,000,000 shares;
         issued and outstanding 2,152,988 shares                                                        21                 --
     Additional paid-in capital                                                                    366,616                 52
     Unearned stock compensation                                                                    (5,803)                --
     Notes receivable from issuance of common stock                                                     --               (945)
     Accumulated other comprehensive income (loss)                                                  (1,013)                --
     Accumulated deficit                                                                           (55,235)           (32,669)
                                                                                             -------------      -------------
                            Total stockholders' equity (deficiency)                                304,685            (33,544)
                                                                                             -------------      -------------

                            Total liabilities and stockholders' equity (deficiency)          $     960,178      $     332,457
                                                                                             =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                                 -------------------------------     ------------------------------

                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
BUSINESS CENTER OPERATIONS:
  REVENUES:
      Workstation revenue                                        $     97,642      $     33,703      $    191,798      $     91,339
      Support services                                                 62,624            24,378           129,655            66,070
                                                                 ------------      ------------      ------------      ------------
                                                                      160,266            58,081           321,453           157,409
                                                                 ------------      ------------      ------------      ------------

  EXPENSES:
      Rent                                                             54,703            22,645           114,426            60,119
      Support services                                                 24,498             8,431            48,369            22,825
      Center general and administrative                                27,409            12,828            62,686            34,906
                                                                 ------------      ------------      ------------      ------------
                                                                      106,610            43,904           225,481           117,850
                                                                 ------------      ------------      ------------      ------------

          Contribution from operation of business centers              53,656            14,177            95,972            39,559
                                                                 ------------      ------------      ------------      ------------

OTHER (EXPENSES) INCOME:
      Corporate general and administrative                            (18,811)           (6,602)          (36,098)          (17,493)
      Merger and integration charges                                   (1,707)             (219)          (21,148)           (1,604)
      Depreciation and amortization                                   (19,069)           (4,068)          (34,015)          (10,322)
      Interest expense, net                                           (11,827)           (2,888)          (22,054)           (7,133)
                                                                 ------------      ------------      ------------      ------------
                                                                      (51,414)          (13,777)         (113,315)          (36,552)
                                                                 ------------      ------------      ------------      ------------

          Income (loss) before provision for
               Income taxes                                             2,242               400           (17,343)            3,007

Provision for income taxes                                             (1,984)             (864)           (2,453)           (2,195)
                                                                 ------------      ------------      ------------      ------------

          Net income (loss)                                               258              (464)          (19,796)              812

Accretion of preferred stock                                           (7,507)           (1,338)          (14,194)           (5,606)
                                                                 ------------      ------------      ------------      ------------

          Net loss applicable to common stock                    $     (7,249)     $     (1,802)     $    (33,990)     $     (4,794)
                                                                 ============      ============      ============      ============

Per share information:

     Basic and diluted net loss per common share                 $       (.52)     $       (.37)     $      (3.69)     $       (.98)
                                                                 ============      ============      ============      ============

     Weighted average number of shares used in
         computing basic and diluted net loss per
           common share                                            14,029,583         4,901,868         9,223,791         4,901,868
                                                                 ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)

                                                                 SEPTEMBER 30      SEPTEMBER 30
                                                                     2000              1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                           $    (19,796)     $        812
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
             Depreciation and amortization                             34,015            10,322
             Provision for doubtful accounts                            1,720               749
             Amortization of deferred financing costs                   2,238               492
             Unrealized foreign currency loss, net                     (1,013)               --
             Deferred income taxes                                       (603)               --
             Deferred rent payable                                      6,105             4,108
             Non-cash compensation expense                                477                --
             Changes in operating assets and liabilities:
                Accounts receivable                                   (11,273)           (2,764)
                Prepaid expenses and other current assets                (241)           (2,058)
                Security deposits and other assets                      3,031            (1,942)
                Accounts payable and accrued expenses                 (29,081)              301
                Tenants' security deposits                              6,983             2,491
                Other liabilities                                       1,249               121
                                                                 ------------      ------------
                           Net cash (used in) provided by
                              operating activities                     (6,189)           12,632
                                                                 ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of net assets of business centers, net of
          cash acquired                                              (254,025)          (42,029)
     Purchases of property and equipment                              (31,771)          (26,644)
     Restricted cash                                                   23,322           (21,799)
                                                                 ------------      ------------
                           Net cash used in investing
                              activities                             (262,474)          (90,472)
                                                                 ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                         404,325            65,400
     Payments on borrowings                                          (322,493)          (14,150)
     Payment of deferred financing costs                              (25,736)           (3,054)
     Payments on capital leases                                        (2,300)           (1,971)
     Proceeds from issuance of preferred stock,
          net of issuance costs                                       181,006            29,695
     Proceeds from issuance of common stock warrants                   64,312                --
     Proceeds from exercise of common stock options and
          warrants                                                      1,071                --
     Purchase and retirement of common stock                          (21,743)               --
     Proceeds from collection of stock related notes
         receivable                                                     1,939                --
     Capital contribution from shareholder                                373                --
                                                                 ------------      ------------
                           Net cash provided by financing
                              activities                              280,754            75,920
                                                                 ------------      ------------


Net increase (decrease) in cash and cash equivalents                   12,091            (1,920)
Cash and cash equivalents at beginning of period                        3,807             3,615
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $     15,898      $      1,695
                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HQ GLOBAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                                    ------------------------------------------------------------
                                                                                       VANTAS                       HQ HOLDINGS
                                                                    --------------------------------------------    ------------
                                                                                                        NOTE
                                                                       SHARES          AMOUNT        RECEIVABLE        SHARES
                                                                    ------------    ------------    ------------    ------------

Balances, December 31, 1999                                           29,837,272         154,042    $       (950)             --

Adjustments to retroactively reflect the exchange
  ratio in  the HQ Merger                                                     --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Balances December 31, 1999, as adjusted                               29,837,272         154,042            (950)             --

 Exercise of common stock options and warrants                                --              --              --              --

Contribution of capital from shareholder                                      --              --              --              --

 Issuance of preferred stock of VANTAS                                 3,885,245          25,318              --              --

Accretion of Series B through Series E
 Convertible Preferred Stock of VANTAS                                        --           4,309              --              --

  Transactions relating to the HQ Merger:

   Repurchase and cancellation of common stock
     held by former stockholders of VANTAS                                    --              --             950              --

   Conversion of Series A through Series E
     Redeemable Convertible Preferred Stock of VANTAS                (33,722,517)       (183,669)             --              --

   Issuance of Series A Convertible Preferred Stock and warrants
       to purchase common stock                                               --              --              --       4,782,692

   Capital contributions by Frontline Capital Group                           --              --              --              --

   Issuance of common stock, warrants and options
      in the HQ Merger                                                        --              --              --              --

Issuance of warrants to purchase common stock
    in connection with the issuance of USBW Loan                              --              --              --              --

Issuance of Series A Convertible Preferred Stock and warrants
    to purchase common stock for cash                                         --              --              --         613,166

Accretion of Series A Convertible Preferred Stock                             --              --              --              --

Issuance of restricted stock                                                  --              --              --              --

Amortization of unearned stock compensation                                   --              --              --              --

Net loss                                                                      --              --              --              --

Unrealized foreign currency translation loss, net                             --              --              --              --


Comprehensive net loss
                                                                    ------------    ------------    ------------    ------------

Balances, Sept 30, 2000                                                       --    $         --    $         --       5,395,858
                                                                    ============    ============    ============    ============


                                                                       REDEEMABLE CONVERTIBLE
                                                                          PREFERRED STOCK                STOCKHOLDERS' EQUITY
                                                                    ---------------------------      -----------------------------
                                                                    HQ HOLDINGS                           VOTING COMMON STOCK
                                                                    ------------                     -----------------------------
                                                                       AMOUNT           TOTAL           SHARES           AMOUNT
                                                                    ------------    ------------     ------------     ------------

Balances, December 31, 1999                                                   --    $    153,092        7,064,222     $         70

Adjustments to retroactively reflect the exchange
  ratio in  the HQ Merger                                                     --              --       (5,249,423)             (52)
                                                                    ------------    ------------     ------------     ------------

Balances December 31, 1999, as adjusted                                       --         153,092        1,814,799               18

 Exercise of common stock options and warrants                                --              --          144,727                1

Contribution of capital from shareholder                                      --              --               --               --

 Issuance of preferred stock of VANTAS                                        --          25,318               --               --

Accretion of Series B through Series E
 Convertible Preferred Stock of VANTAS                                        --           4,309               --               --

  Transactions relating to the HQ Merger:

   Repurchase and cancellation of common stock
     held by former stockholders of VANTAS                                    --             950       (1,959,526)             (19)

   Conversion of Series A through Series E
     Redeemable Convertible Preferred Stock of VANTAS                         --        (183,669)       8,675,625               87

   Issuance of Series A Convertible Preferred Stock and warrants
       to purchase common stock                                          142,115         142,115               --               --

   Capital contributions by Frontline Capital Group                           --              --               --               --

   Issuance of common stock, warrants and options
      in the HQ Merger                                                        --              --        1,082,353               10

Issuance of warrants to purchase common stock
    in connection with the issuance of USBW Loan                               --              --               --               --

Issuance of Series A Convertible Preferred Stock and warrants
    to purchase common stock for cash                                     13,574          13,574               --               --

Accretion of Series A Convertible Preferred Stock                          9,884           9,884               --               --

Issuance of restricted stock                                                  --              --          171,719                2

Amortization of unearned stock compensation                                   --              --               --               --

Net loss                                                                      --              --               --               --

Unrealized foreign currency translation loss, net                             --              --               --               --


Comprehensive net loss
                                                                    ------------    ------------     ------------     ------------

Balances, Sept 30, 2000                                             $    165,573    $    165,573        9,929,697     $         99
                                                                    ============    ============     ============     ============

                                                                                       STOCKHOLDERS' EQUITY
                                                                    --------------------------------------------------------------
                                                                       NONVOTING COMMON STOCK         ADDITIONAL        UNEARNED
                                                                    ----------------------------       PAID-IN           STOCK
                                                                       SHARES          AMOUNT          CAPITAL        COMPENSATION
                                                                    ------------    ------------     ------------     ------------

Balances, December 31, 1999                                         $         --    $          --     $         --     $         --

Adjustments to retroactively reflect the exchange
  ratio in  the HQ Merger                                                     --              --               52               --
                                                                    ------------    ------------     ------------     ------------

Balances December 31, 1999, as adjusted                                       --              --               52               --

 Exercise of common stock options and warrants                                --              --            1,114               --

Contribution of capital from shareholder                                      --              --              373               --

 Issuance of preferred stock of VANTAS                                        --              --               --               --

Accretion of Series B through Series E
 Convertible Preferred Stock of VANTAS                                        --              --           (1,539)              --

  Transactions relating to the HQ Merger:

   Repurchase and cancellation of common stock
     held by former stockholders of VANTAS                                    --              --          (21,723)              --

   Conversion of Series A through Series E
     Redeemable Convertible Preferred Stock of VANTAS                         --              --          183,582               --

   Issuance of Series A Convertible Preferred Stock and warrants
       to purchase common stock                                               --              --           52,886               --

   Capital contributions by Frontline Capital Group                           --              --            5,602               --

   Issuance of common stock, warrants and options
      in the HQ Merger                                                 2,152,988              21          120,024               --

Issuance of warrants to purchase common stock
    in connection with the issuance of USBW Loan                              --              --           18,425               --

Issuance of Series A Convertible Preferred Stock and warrants
    to purchase common stock for cash                                         --              --           11,426               --

Accretion of Series A Convertible Preferred Stock                             --              --           (9,884)              --

Issuance of restricted stock                                                  --              --            6,278           (6,280)

Amortization of unearned stock compensation                                   --              --               --              477

Net loss                                                                      --              --               --               --

Unrealized foreign currency translation loss, net                             --              --               --               --


Comprehensive net loss
                                                                    ------------    ------------     ------------     ------------

Balances, Sept 30, 2000                                                2,152,988    $         21     $    366,616     $     (5,803)
                                                                    ============    ============     ============     ============

                                                                                        STOCKHOLDERS' EQUITY
                                                                   ----------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                       NOTE      OTHER COMPREHENSIVE    ACCUMULATED
                                                                    RECEIVABLE      INCOME (LOSS)         DEFICIT          TOTAL
                                                                   ------------  -------------------   ------------    ------------

Balances, December 31, 1999                                        $       (945)    $         --       $    (32,669)        (33,544)

Adjustments to retroactively reflect the exchange
  ratio in  the HQ Merger                                                    --               --                 --              --
                                                                   ------------     ------------       ------------    ------------

Balances December 31, 1999, as adjusted                                    (945)              --            (32,669)        (33,544)

 Exercise of common stock options and warrants                              (31)              --                 --           1,084

Contribution of capital from shareholder                                     --               --                 --             373

 Issuance of preferred stock of VANTAS                                       --               --                 --              --

Accretion of Series B through Series E
 Convertible Preferred Stock of VANTAS                                       --               --             (2,770)         (4,309)

  Transactions relating to the HQ Merger:

   Repurchase and cancellation of common stock
     held by former stockholders of VANTAS                                  976               --                 --         (20,766)

   Conversion of Series A through Series E
     Redeemable Convertible Preferred Stock of VANTAS                        --               --                 --         183,669

   Issuance of Series A Convertible Preferred Stock and warrants
       to purchase common stock                                              --               --                 --          52,886

   Capital contributions by Frontline Capital Group                          --               --                 --           5,602

   Issuance of common stock, warrants and options
      in the HQ Merger                                                       --               --                 --         120,055

Issuance of warrants to purchase common stock
    in connection with the issuance of USBW Loan                             --               --                 --          18,425

Issuance of Series A Convertible Preferred Stock and warrants
    to purchase common stock for cash                                        --               --                 --          11,426

Accretion of Series A Convertible Preferred Stock                            --               --                 --          (9,884)

Issuance of restricted stock                                                 --               --                 --              --

Amortization of unearned stock compensation                                  --               --                 --             477

Net loss                                                                     --               --            (19,796)        (19,796)

Unrealized foreign currency translation loss, net                            --           (1,013)                --          (1,013)
                                                                                                                       ------------

Comprehensive net loss                                                                                                      (20,809)
                                                                   ------------     ------------       ------------    ------------

Balances, Sept 30, 2000                                            $         --     $     (1,013)      $    (55,235)   $    304,685
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

    HQ is the largest provider of flexible officing solutions in the world. As of September 30, 2000, HQ owned, operated, or franchised 469 business centers in 17 countries. This included 19 business centers open for nine months or less. Also included are 6 business centers managed by the Company for unrelated third parties and 9 international joint-venture business centers with which the Company, through its European subsidiary, HQ Holdings Limited, is a joint venture partner with Merrill Lynch Asset Management (f/k/a Mercury Asset Management). The Company's wholly owned subsidiary, HQ Network Systems, Inc., is the franchiser of 46 domestic and 30 international business centers for unrelated franchisees. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

    FLCG currently owns approximately 57% of the outstanding shares of common stock of HQ Global ("Common Stock"), assuming the exercise of outstanding stock options and Series A Warrants to purchase Common Stock at a nominal exercise price. See Note 5. Such ownership percentage does not take into account shares of Common Stock issuable upon conversion of the Series A Preferred Stock (due to the fact that the number of such shares is dependent upon the timing of the conversion and other factors). On a diluted basis, assuming the Series A Preferred Stock converts at the merger conversion price, and assuming the Series B Warrants become exercisable, FLCG would own approximately 38% of the common stock of HQ Global.

    The consolidated financial statements include the accounts of HQ Global and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The December 31, 1999 consolidated balance sheet was derived from audited financial statements of VANTAS, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of VANTAS for the year ended December 31, 1999.

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

    In connection with the HQ Merger, (i) each share of the Class A Common Stock of VANTAS ("VANTAS Common Stock") was converted into the right to receive $8.00 per share in cash, (ii) each option and warrant to purchase the common stock of VANTAS was converted into the right to receive a per share cash amount equal to $8.00, less the exercise price for such options or warrants, except for certain VANTAS options which were converted into options to purchase 12,310 shares of Common Stock, and (iii) each share of the convertible preferred stock of VANTAS outstanding was converted into .2569 shares of Voting Common Stock of HQ Global ("Voting Common Stock"). The payment to cancel the outstanding options held by officers and employees was charged to merger and integration expenses in the three months ended June 30, 2000. The holders of the VANTAS preferred stock received an aggregate of 8,675,625 shares of Voting Common Stock upon conversion of the preferred stock.

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

    HQ Global also acquired the interests of CarrAmerica in OmniOffices (UK) Limited and OmniOffices (Lux) 1929 Holding Company S.A. (collectively "OmniOffices UK"), two companies engaged in the executive office suites business outside of the United States, for approximately $90.2 million in cash. The aggregate cost of the HQ Merger and the acquisition of OmniOffices UK consisted of the following (dollars in thousands):

         Cash paid to former Old HQ shareholders                          $  151,058
         Cash paid to former Old HQ option and stock unit holders             10,754
         Cash paid to acquire OmniOffices                                     90,176
         3,235,341 shares of Common Stock issued to Old HQ
              shareholders and option holders                                118,381
         Warrants to purchase 101,000 shares of Common
              Stock issued to Old HQ warrant holders                           1,676
         Investment advisor, legal, accounting, and other
              professional fees and other expenses                            20,076
                                                                          ----------
                                                                          $  392,121
                                                                          ==========

    The costs of the HQ Merger and the acquisition of OmniOffices have been allocated to the respective assets acquired and liabilities assumed of Old HQ and OmniOffices, with the remainder recorded as goodwill, based on preliminary estimates of fair values as follows (dollars in thousands):

               Working capital                    $  (14,841)
               Favorable operating leases             22,900
               Property and equipment                107,047
               Goodwill                              396,404
               Other assets                           32,504
               Other liabilities                     (13,200)
               Notes payable                        (138,693)
                                                  ----------
                                                  $  392,121

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

    In connection with the HQ Merger, HQ Global issued 4,782,692 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred"), warrants to purchase up to 1,445,358 shares of Common Stock exercisable at a price of $.01 per share (the "Series A Warrants"), and warrants to purchase up to 697,964 shares of Common Stock exercisable at a price of $.01 per share under certain conditions (the "Series B Warrants") for a total consideration of $195 million. See Notes 4 and 5.

    Merger and integration costs related to the HQ Merger incurred and charged to expense during the nine month period ended September 30, 2000 include the following (in thousands):


               Payments to cancel options to purchase VANTAS common stock
                    held by officers and employees                                  $   11,382
               Severance, retention incentives and other benefits                        7,548
               Professional fees and other expenses                                      2,218
                                                                                    ----------
                                                                                    $   21,148
                                                                                    ==========

    Of the total merger and integration costs incurred through September 30, 2000 of $21.1 million, approximately $19.4 million required cash outlays. At September 30, 2000, the remaining balance to be paid totaled approximately $1.7 million, relating to employee severance, retention incentives and other benefits, and relocation costs.

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

3. NOTES PAYABLE

    On May 31, 2000, the Company completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of September 30, 2000, there was $216.2 million in outstanding borrowings under the term loans and no borrowings outstanding under either revolver. As of September 30, 2000, the Company had letters of credit outstanding in the aggregate amount of $28.5 million, against which the Company pledged $5.7 million in cash and $22.8 million were supported by the two revolving loan commitments, leaving $32.8 million available for additional borrowings.

    Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of the Company. The Company's weighted average interest rate on borrowings under the term loans at September 30, 2000 was approximately 11.04%. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of September 30, 2000, the Company had hedged the interest rates on approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 7.93% and 9.00%. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At September 30, 2000, the Company was in compliance with these covenants.

Maturities of borrowings outstanding under the Credit Facility subsequent to September 30, 2000 are as follows:

Twelve months ending September 30 (in millions):

                                                            2001        $   16.6
                                                            2002            24.1
                                                            2003            25.2
                                                            2004            56.4
                                                            2005            74.4
                                                      Thereafter            19.5
                                                                        --------
                                                           Total        $  216.2
                                                                        ========


    On May 31, 2000, the Company entered into a Senior Subordinated Credit Facility (the "USBW Loan") of $125.0 million provided by UBS Warburg LLC ("USBW"). The USBW Loan carried an interest rate of LIBOR plus 6.5% and matured on May 31, 2007. Pursuant to a commitment from USBW, on August 11, 2000, the Company replaced the USBW Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan") with a group of lenders arranged by USBW. The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007. The Mezzanine Loan contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At September 30, 2000, the Company was in compliance with these covenants.

    The Mezzanine Loan lenders received 503,545 Series A Warrants and 227,163 Series B Warrants. See Note 5. The fair value of the Series A Warrants to purchase Common Stock issued to the lenders was recorded as debt issuance costs and is being amortized over the terms of the related loan. No value will be assigned to the Series B Warrants until such time as it becomes probable the Series B Warrants will become exercisable by the holders.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

      To finance a portion of the cash requirements of the HQ Merger, the Company issued 4,782,692 shares Series A Preferred, 1,445,358 Series A Warrants and 697,964 Series B Warrants for a total consideration of $195.0 million. On August 11, 2000, the Company issued 613,166 additional shares of Series A Preferred, 312,274 Series A Warrants and 164,902 Series B Warrants for a total consideration of $25.0 million.

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

    Upon the consummation of a Qualified Initial Public Offering or Qualified Merger, as defined, each share of Series A Preferred automatically converts into shares of Common Stock at the Conversion Rate (the liquidation preference divided by the applicable conversion price). Upon the occurrence of certain other events (Conversion Option Event), holders of the Series A Preferred have the option to convert shares of Series A Preferred into Common Stock at the Conversion Rate. In the event that a Qualified Merger, a Qualified Initial Public Offering or a Conversion Option Event has not occurred prior to the close of business on the last business day immediately preceding the Mandatory Redemption Date, holders of the Series A Preferred have the right to convert their shares into shares of Common Stock on the Mandatory Redemption Date at the Conversion Rate. Assuming the conversion price was equal to the value of the Common Stock utilized to record the Mergers, the Series A Preferred Stock would be convertible into 6,015,860 shares of Common Stock at September 30, 2000.

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

    The fair value of the Series A Warrants issued to the holders of the Series A Preferred has been recorded as an increase in additional paid-in capital with on offsetting reduction in the carrying value of the Series A Preferred Stock. No value will be assigned to the Series B Warrants until such time as it becomes probable the Series B Warrants will become exercisable by the holders.

The carrying value of the Series A Preferred Stock is being accreted to its liquidation value on November 30, 2007, including accrued dividends, using the effective interest rate method, resulting in an effective dividend rate of 20.4%.

5. COMMON STOCKHOLDERS' EQUITY

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

Warrants

    At September 30, 2000, the Series A Warrants can be exercised at any time to purchase 2,261,176 shares of Common Stock at an exercise price of $0.01 per share. The Series B Warrants only become exercisable if a Qualified Initial Public Offering has not occurred prior to dates specified in the warrant agreements. If exercisable, the Series B Warrants could be exercised to purchase 1,090,029 shares of Common Stock at an exercise price of $0.01 per share. The Series A and Series B Warrants expire on various dates in 2010 and 2011.

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

    Effective June 1, 2000, the Company adopted the HQ Global Holdings, Inc. 2000 Stock Option and Restricted Stock Plan (the "Plan") which provides for grants of incentive stock options, nonqualified stock options, and restricted stock to be granted to officers and key employees. HQ has reserved 800,000 shares of Common Stock for issuance upon exercise of options granted pursuant to the Plan. The Board of Directors establishes the terms of each option granted under the Plan. Through September 2000, options to purchase 541,242 shares of Common Stock at an exercise price of $ 36.57 have been granted to officers and employees. The options vest over 4 years and expire 10 years from date of grant. Effective June 1, 2000, the Company also granted shares of Common Stock to certain officers and employees which vest over a four year period, with 37.5% vesting 18 months from the date of grant and 12.5% vesting each six months thereafter. As of September 30, 2000, the Company has granted 171,719 shares of restricted common stock resulting in aggregate deferred stock compensation expense of $6.3 million, which is being recognized over the vesting period.

6. CHANGE IN ACCOUNTING ESTIMATE

    In connection with the HQ Merger, the Company reassessed the estimated life of goodwill resulting from acquisitions of businesses and business centers. As a result, the amortization period for goodwill was reduced from 30 years to 20 years, resulting in additional amortization expense of $915,285 and $1,220,380 for the three and nine months ended September 30, 2000, respectively.

7. INCOME TAXES

    The tax provision for the three and nine months ended September 30, 2000 consists principally of state and foreign income taxes. As of September 30, 2000, the Company's deferred tax assets have been fully reserved because of the uncertainty of the timing and amount of future taxable income.

8. CONTINGENCIES

    Other than as previously disclosed in the Company's public filings, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of HQ Global Holdings, Inc.

9. EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing income
(loss) applicable to common stock by the weighted average number of common shares outstanding during each period and the weighted average number of common shares issuable upon the exercise of Series A Warrants at a nominal purchase price (Note 5). Diluted earnings (loss) applicable to common stockholders is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period in common equivalent shares consisting of preferred stock, stock options, warrants, and restricted common stock subject to repurchase rights.

       The following table sets forth the computation of the weighted average number of shares included in the computation of basic and diluted earnings
(loss) per share:

                                                                Three months ended September 30    Nine months ended September 30
                                                                -------------------------------    ------------------------------

                                                                     2000             1999             2000             1999
                                                                 ------------     ------------     ------------     ------------
               Weighted average number of common shares
                   outstanding                                     11,910,966        4,901,868        8,299,047        4,901,868
               Weighted average number of common shares
                   issuable upon exercise of the Series A
                   Warrants at a nominal exercise price             2,118,617               --          924,744               --
                                                                 ------------     ------------     ------------     ------------
                                                                   14,029,583        4,901,868        9,223,791        4,901,868
                                                                 ============     ============     ============     ============

       Shares of Common Stock issuable upon the conversion of convertible preferred stock, the exercise of stock options and warrants (other than the Series A Warrants and the Series B Warrants) and pursuant to unvested restricted stock awards have been excluded from the computations of diluted earnings (loss) per share, because the effects were antidilutive. Shares of Common Stock issuable upon the exercise of the Series B Warrants have also been excluded from such computations, as the conditions required for these warrants to become exercisable have not occurred. See Notes 4 and 5.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1999, SFAS No. 137 was issued, amending SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption of FAS 133 for fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the new statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have a material effect on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. As of September 30, 2000, HQ Global Holdings, Inc. ("HQ Global" or the "Company") as successor to VANTAS Incorporated ("VANTAS") from the two step merger (the "HQ Merger") with the HQ Global Workplaces, Inc. ("Old HQ") and an affiliate of Carr America Realty Corporation effective June 1, 2000, owned, operated, or franchised 469 business centers in 17 countries. This included 19 business centers open for nine months or less. Also included are 6 business centers managed by the Company for unrelated third parties and 9 international joint-venture business centers with which the Company, through its European subsidiary, HQ Holdings Limited, is a joint venture partner with Merrill Lynch Asset Management (f/k/a Mercury Asset Management). The Company's wholly owned subsidiary, HQ Network Systems, Inc., is the franchiser of 46 domestic and 30 international business centers for unrelated franchisees. The Company provides a complete outsourced office solution through furnished and equipped individual offices and multi-office suites available on short notice with flexible contracts. The Company also provides business support and information services including: telecommunications; broadband Internet access; mail room and reception services; high-speed copying, faxing and printing services; secretarial, desktop publishing and IT support services and various size conference facilities, with multi-media presentation and, in certain cases, video teleconferencing capabilities. The Company also provides similar services for those businesses and individuals that do not require offices on a full-time basis.

    The Company has grown through an aggressive acquisition strategy beginning in 1996, whereby it has acquired or merged with 38 entities, which were comprised of 363 business centers with a total cost of approximately $609.6 million. During the nine months ended September 30, 2000 and 1999, the Company acquired 182 and 87 business centers, with a cost of approximately $392.9 million and $115.3 million, respectively.

    In the early stages of development of a developing center, expenses are incurred with minimal corresponding revenues. Once a developing center reaches stabilization, generally within nine to twelve months of its initial start, it is expected to have a positive impact on the results of the Company. Business centers open less than nine months as of the beginning of the periods under comparison ("Developing Centers") are generally in maturation process during the period. For the nine months ended September 30, 2000, there were 29 Developing Centers as compared to 13 for the same period in 1999.

    These activities have had a material impact on the results of operations and financial position of the Company and significantly affect the comparability of the respective prior periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Total business center revenues for the three months ended September 30, 2000 were $160.3 million, an increase of $102.2 million or 175.9% from the corresponding period in 1999. Included in revenues was $4.6 and $.2 million of management, franchise, and joint venture fees for the three month periods ended on September 30, 2000 and 1999, respectively.

    Business centers that were acquired with effective dates after July 1, 1999 ("Acquired Centers") had revenues for the three months ended September 30, 2000 of $87.6 million, an increase of $87.6 million from the corresponding period in 1999. This increase in revenues resulted from the acquisition of business centers during the 12 months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

    Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the three months ended September 30, 2000 of $65.3 million, an increase of $8.3 million, or 14.5% from the corresponding period in 1999. While average office occupancy levels have elevated to 91%, an increase of 2% from the corresponding period in 1999, the increase in workstation revenue of $4.9 million, or 14.8%, was primarily due to more favorable office pricing. The increase in support service revenues of $3.4 million, or 14.1% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

    Developing Center revenues were $7.4 million for the three months ended September 30, 2000, an increase of $6.3 million from the corresponding period in 1999. For the three months ended September 30, 2000 and 1999, there were 21 and 9 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the three months ended September 30, 2000.

EXPENSES. Total business center expenses for the three months ended September 30, 2000 were $106.6 million, representing an increase of $62.7 million or 142.8% from the corresponding period in 1999.

    Acquired Center expenses for the three months ended September 30, 2000 were $54.8 million, an increase of $54.8 million from the corresponding period in 1999. This increase resulted from the acquisition of business centers during the 12 months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

    Same Center expenses for the three months ended September 30, 2000 were $45.8 million, an increase of $3.9 million or 9.4% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

    Developing Center expenses for the three months ended September 30, 2000 were $5.9 million, an increase of $3.9 million from the corresponding period in 1999. This increase is due to a total of 26 Developing Centers during the three months ended September 30, 2000 as compared to 9 Developing Centers during the three months ended September 30, 1999.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the three months ended September 30, 2000, COBC was $53.7 million as compared to $14.2 million for the same period in 1999. The COBC as a percentage of total revenues ("COBC Margin") was 33.5% for the three months ended September 30, 2000 as compared to 24.4% for the corresponding period in 1999.

    Acquired Center COBC was $32.8 million for the three months ended September 30, 2000, an increase of $32.8 million from the corresponding period in 1999. The COBC Margin from Acquired Centers for the three months ended September 30, 2000 was 37.4%. The Acquired Centers include all the Old HQ business centers which contributed to the increase in the COBC margin, as a result of more favorable office pricing.

    Same Center COBC was $19.5 million for the three months ended September 30, 2000 as compared to $15.1 million, an increase of 28.8% over the corresponding period in 1999. The COBC Margin from Same Centers for the three months ended September 30, 2000 was 29.8% as compared to 26.5% for the corresponding period in 1999.

    Developing Centers COBC for the three months ended September 30, 2000 was $1.5 million, an increase of $2.4 million from the corresponding period in 1999. This increase is due to the increase in developing centers and the maturity of those centers for the three months ended September 30, 2000 as compared to the developing centers during the three months ended September 30, 1999. Of these, 21 and 9 centers were open for occupancy as of September 30, 2000 and 1999, respectively.

OTHER EXPENSES. For the three months ended September 30, 2000, other expenses were $51.4 million, representing an increase of $37.6 million or 273.2% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, merger and integration expenses, depreciation and amortization and interest expense of $12.2 million, $1.5 million, $15.0 million and $8.9 million or 185.0%, 678.8%, 368.7% and 309.5%, respectively.

    The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with the Company's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in merger and integration expenses is attributable to the HQ Merger. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Company's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions as well as increases in interest rates.

INCOME TAXES. The Company's effective income tax rate for the three months ended September 30, 2000 was 88.5% as compared to 216.0% for the three months ended September 30, 1999. Tax expense is recognized primarily due to international tax obligations, state and local tax obligations, and non-deductible goodwill amortization.

NET (LOSS) INCOME. The Company generated net income for the three months ended September 30, 2000 of $0.3 million compared to net loss of $0.5 million for the same period in 1999.

    Accretion of the Company's redeemable convertible preferred stock for the three months ended September 30, 2000 was $7.5 million, representing an increase of $6.2 million from the corresponding period in 1999. This increase is primarily the result of the issuance of Series E convertible preferred stock during the period from January 1, 2000 through May 31, 2000, and the issuance of Series A convertible preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Total business center revenues for the nine months ended September 30, 2000 were $321.5 million, an increase of $164.0 million or 104.2% from the corresponding period in 1999. Included in revenues was $6.2 and $0.6 million of management, franchise, and joint venture fees for the nine month periods ended on September 30, 2000 and 1999, respectively.

    Business centers that were acquired with effective dates after January 1, 1999 ("Acquired Centers") had revenues for the nine months ended September 30, 2000 of $149.6 million, an increase of $131.8 million from the corresponding period in 1999. This increase in revenues resulted primarily from the acquisition of business centers during the nine months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

    Business centers, excluding Acquired and Developing Centers, that were operating for the entire comparable period of the prior year ("Same Centers"), had revenues for the nine months ended September 30, 2000 of $154.6 million, an increase of $18.6 million, or 13.7% from the corresponding period in 1999. While average office occupancy levels have grown to 90%, an increase of 1% from the corresponding period in 1999, the increase in workstation revenue of $9.7 million, or 12.5%, was primarily due to more favorable office pricing. The increase in support service revenues of $8.8 million, or 15.2% from 1999 is partially attributable to an increase in broadband Internet access, information technology support services and administrative support services.

    Developing Center revenues were $17.3 million for the nine months ended September 30, 2000, an increase of $13.6 million from the corresponding period in 1999. For the nine months ended September 30, 2000 and 1999, there were 24 and 12 Developing Centers that were open, respectively. This increase is primarily due to the greater number of Developing Centers open during the nine months ended September 30, 2000.

    EXPENSES. Total business center expenses for the nine months ended September 30, 2000 were $225.5 million, representing an increase of $107.6 million or 91.3% from the corresponding period in 1999.

    Acquired Center expenses for the nine months ended September 30, 2000 and 1999 were $99.0 million and $13.4 million respectively, representing an increase of $85.5 million from the corresponding period in 1999. This increase resulted primarily from the acquisition of business centers during the nine months ended September 30, 2000. The Acquired Centers include all the Old HQ business centers.

    Same Center expenses for the nine months ended September 30, 2000 were $109.6 million, an increase of $10.8 million or 10.9% from the corresponding period in 1999. This increase is primarily attributable to higher rent expense and support service expenses associated with increased support service revenues.

    Developing Center expenses for the nine months ended September 30, 2000 were $16.9 million, an increase of $11.3 million from the corresponding period in 1999. This increase is due to a total of 29 Developing Centers during the nine months ended September 30, 2000 as compared to 13 Developing Centers during the nine months ended September 30, 1999.

CONTRIBUTION FROM OPERATION OF BUSINESS CENTERS ("COBC"). For the nine months ended September 30, 2000, COBC was $96.0 million as compared to $39.6 million for the same period in 1999. The COBC as a percentage of total revenues ("COBC Margin") was 29.9% for the nine months ended September 30, 2000 as compared to 25.1% for the corresponding period in 1999.

    Acquired Center COBC was $50.6 million for the nine months ended September 30, 2000, an increase of $46.3 million from the corresponding period in 1999. The COBC Margin from Acquired Centers for the nine months ended September 30, 2000 and 1999 was 33.8% and 24.0%, respectively. The Acquired Centers include all the Old HQ business centers which contributed to the increase in the COBC margin, as a result of more favorable office pricing.

    Same Center COBC was $45.0 million for the nine months ended September 30, 2000 as compared to $37.2 million, an increase of 21.0% over the corresponding period in 1999. The COBC Margin from Same Centers for the nine months ended September 30, 2000 was 29.1% as compared to 27.4% for the corresponding period in 1999.

    Developing Centers generated COBC for the nine months ended September 30, 2000 of $0.4 million, an increase of $2.3 million from the corresponding period in 1999. This increase is primarily due to the maturity of Developing Centers during the nine months ended September 30, 2000 as compared to Developing Centers during the nine months ended September 30, 1999. Of these, only 24 and 12 centers were open for occupancy as of September 30, 2000 and 1999, respectively.

OTHER EXPENSES. For the nine months ended September 30, 2000, other expenses were $113.3 million, representing an increase of $76.8 million or 210.0% from the corresponding period in 1999. This increase is primarily attributable to greater corporate general and administrative expenses, merger and integration expenses, depreciation and amortization and interest expense of $18.6 million, $19.5 million, $23.7 million, and $14.9 million or 106.4%, 1,218.4%, 229.5% and
209.2%, respectively.

    The increase in corporate general and administrative expenses was attributable to increases in the corporate personnel infrastructure and its associated travel and related expenses, related office expansion, and professional and consulting fees associated with the Company's growth. The increase in corporate general and administration expenses were also attributed to the corporate general and administration expenses of Old HQ. The increase in merger and integration expenses is attributable to the HQ Merger. The increase in depreciation and amortization relates to fixed assets acquired and goodwill associated with the Company's acquisitions. It is also attributable to an increase in capital expenditures associated with leasehold improvements for Developing Centers and technology infrastructure additions. Interest expense is primarily related to the Company's Credit Facility. This increase resulted from interest expense on borrowings related to the Company's acquisitions as well as increases in interest rates.

INCOME TAXES. The Company's effective income tax rate for the nine months ended September 30, 2000 reflects tax expense and also a book pre-tax loss. Tax expense is recognized primarily due to international tax obligations, state and local tax obligations, and non-deductible goodwill amortization. The effective tax rate for the nine months ended September 30, 1999 was 73.0%.

NET (LOSS) INCOME. The Company incurred a net loss for the nine months ended September 30, 2000 of ($19.8) million compared to net income of $0.8 million for the same period in 1999 primarily attributable to merger and integration charges of $21.1 million discussed above.

    Accretion of the Company's redeemable convertible preferred stock for the nine months ended September 30, 2000 was $14.2 million, representing an increase of $8.6 million from the corresponding period in 1999. This increase is primarily the result of the issuance of Series E convertible preferred stock during the period from January 1, 2000 through May 31, 2000, and the issuance of Series A convertible preferred stock. See Note 4 to Notes to Consolidated Financial Statements.

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

    On May 31, 2000, the Company completed a transaction which increased its $157.9 million credit facility (the amended and restated "Credit Facility") to $275.0 million. The Credit Facility provides for $219.4 million under four term loans, all of which are repayable in various quarterly installments through November 2005. The Credit Facility also provides for borrowings up to $55.6 million in two revolving loan commitments. Availabilities under the revolving portion of the Credit Facility are formula based. As of September 30, 2000, there was $216.2 million in outstanding borrowings under the term loans and no borrowings outstanding under either revolver. As of September 30, 2000, the Company had letters of credit outstanding in the aggregate amount of $28.5 million, again which the Company pledged $5.7 million in cash and $22.8 million were supported by the two revolving loan commitments, leaving $32.8 million available for additional borrowings.

    Borrowings under the Credit Facility bear interest ranging from LIBOR plus 3.25% to 4.0% or PRIME plus 2.25% to 3.00% for a one, three or nine month period at the election of the Company. The Company's weighted average interest rate on borrowings under the term loans at September 30, 2000 was approximately 11.04%. The Company pays a commitment fee of 1/2 of 1.0% per annum on the unused portion of the Credit Facility. As of September 30, 2000, the Company had hedged the interest rates on approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 7.93% and 9.00%. The Credit Facility contains certain financial covenants related to interest coverage, leverage ratios and other limitations. At September 30, 2000, the Company was in compliance with all of these covenants.

    On May 31, 2000, the Company entered into a Senior Subordinated Credit Facility (the "USBW Loan") of $125.0 million provided by UBS Warburg LLC ("USBW"). The USBW Loan carried an interest rate of LIBOR plus 6.5% and matured on May 31, 2007. Pursuant to a commitment from USBW, on August 11, 2000, the Company replaced the USBW Loan with a $125.0 million Senior Subordinated Note Agreement (the "Mezzanine Loan") with a group of lenders arranged by USBW. The Mezzanine Loan bears interest at 13.5% per annum and matures on May 31, 2007.

    To finance a portion of the cash requirements of the HQ Merger, the Company issued 4,782,692 shares Series A Preferred, 1,445,358 Series A Warrants and 697,964 Series B Warrants for a total consideration of $195.0 million. On August 11, 2000, the Company issued 613,166 additional shares of Series A Preferred, 312,274 Series A Warrants and 164,902 Series B Warrants for a total consideration of $25.0 million.

    The Company had working capital of $10.3 million at September 30, 2000 as compared to a working capital deficit of $3.1 million at December 31, 1999. This increase in working capital of $13.4 million is primarily attributable to balances of cash and cash equivalents, accounts receivable, and other current assets.

    Cash flows used in operating activities for the nine months ended September 30, 2000 were $6.2 million, representing a decrease of $18.8 million from the corresponding period in 1999. This decrease is attributable to $19.4 million of cash used to reduce accrued expenses associated with merger and integration activities.

    Cash used in investing activities for the nine months ended September 30, 2000 was $262.5 million, an increase of $172.0 million from the corresponding period in 1999. This increase is attributable to an increase in the Company's acquisitions of business centers, an increase in purchases of property and equipment and a reduction in restricted cash which was used to make certain debt and interest payments.

    Cash provided by financing activities for the nine months ended September 30, 2000 was $280.8 million, an increase of $204.9 million from the corresponding period in 1999. During the nine months ended September 30, 2000, the Company completed equity transactions whereby it raised $181.0 million in net proceeds from the issuance of the Company's convertible preferred stock to accredited investors and $64.3 million from the issuance of warrants. Also, in connection with the HQ Merger, the Company increased borrowings by $81.8 million, and incurred an increase in related deferred financing costs of $25.7 million.

    The Company anticipates that cash flows from operations and amounts available under the revolving loan portion of the Credit Facility will continue to provide adequate capital to fund its operating and administrative expenses and regular debt service obligations in addition to the necessary capital required to sustain its current operations.

FORWARD-LOOKING STATEMENTS

    Certain matters discussed in these materials are forward-looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in such forward-looking statements, including the future operating performance of the Company are based upon reasonable assumptions, we can give no assurance that these expectations will be achieved. Factors that could cause actual results to differ materially from our expectations include negative changes in the executive office suites industry, changes in the market valuation or growth rate of comparable companies in the office suites industry, a downturn in general economic conditions, increases in interest rates, a lack of capital availability, competition, reduced demand or decreases in rental rates for executive office suites and other real estate-related risks such as the timely completion of projects under development, our dependence upon our key personnel and other risks detailed in our reports and other filings made with the Securities and Exchange Commission.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk on the Credit Facility. The Company mitigates this risk by entering into hedging instruments on a portion of its outstanding balances. In addition, the Company may elect to enter into LIBOR contracts on portions of the Credit Facility, which locks in the Company's interest rate on those portions for 30, 60 or 90 day periods. The Credit Facility bears interest ranging from either 3.25% to 4.00% over applicable LIBOR, or alternatively 2.25% to 3.00% over PRIME, generally at the Company's election. As of September 30, 2000, the Company had hedged the interest rates on approximately $93.0 million of its credit facility using various instruments with various expiration dates through July 31, 2002. These instruments lock in the maximum underlying 30 day LIBOR rate at levels between 7.93% and 9.00%.

    An increase in interest rates will have a negative impact on the net income of the Company due to the variable interest component of the Credit Facility. Based on current interest rate levels, a 10% increase in underlying interest rates will have approximately a 6.3% increase in interest expense, ignoring the short-term impact of remaining terms under current LIBOR hedge contracts.

    Following the HQ Merger, the Company is conducting more of its operations in foreign currencies, primarily the British Pound. Due to the nature of foreign currency markets, there is potential risk for foreign currency losses as well as gains.

    The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2000, the Company had no other material exposure to market risk.

                                     PART II

                                OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    Other than as previously disclosed in the Company's public filings, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than claims and administrative proceedings arising in the ordinary course of business or which are otherwise subject to indemnification, some of which are expected to be covered by liability insurance (subject to policy deductibles and limitations of liability) and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of HQ Global Holdings, Inc.

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None.

    (b) None.

    (c) On August 11, 2000, the Company issued 613,166 additional shares of Series A Preferred, 312,274 Series A Warrants and 164,902 Series B Warrants for a total consideration of $25.0 million to institutional investors at a price of $40.77 per share. The Company issued and sold the Series A Preferred pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "33 Act"). The terms of the Series A Preferred provide for: (1) automatic conversion into shares of the Company's voting common stock in the event of a Qualified IPO or a Qualified Merger (each as defined) and (2) conversion at the option of the holder, in whole or in part, upon the occurrence of a merger or initial public offering that does not meet the qualifications to require automatic conversion. The conversion rate is determined in accordance with a formula whereby the liquidation preference amount (currently $40.77) is divided by the fair market value of the Company's voting common stock and is subject to adjustment in the event of certain dilutive events.

        The terms of the Series A and Series B warrants are identical to those already issued outstanding to Series A Preferred holders. The Series A warrants are exercisable at the option of the holder at any time and Series B warrants are exercisable on or after March 1, 2002, but only in the event that a Qualified Initial Public Offering (as defined in the Purchase Agreements) has not occurred prior to that date. The exercise price is $.01 per share.

        In connection with the Mezzanine Loan, warrants to purchase up to 5% of the Company's voting common stock were issued to institutional investors on August 11, 2000.

     (d) None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

Exhibit Number                     Description

3.1*     Certificate of Incorporation

3.2      Amended and Restated Bylaws

4.1      Amended and Restated Certificate of Designations

4.2 Amended and Restated Stockholders Agreement by and among Frontline Capital Group, HQ Global Holdings, Inc. and certain holders of Series A Preferred Stock of HQ Global Holdings, Inc. named therein, dated as of August 11, 2000

10.1 Note Purchase Agreement, dated as of August 11, 2000 among HQ Global Workplaces, Inc., HQ Global Holdings, Inc., Chase Equity Associates, L.P., CT Mezzanine Partners I LLC, Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P., Highbridge International LLC, Blackstone Mezzanine Partners L.P., and Blackstone Mezzanine Holdings L.P.

10.2 Form of Purchase Agreement dated as of August 11, 2000 by and among FrontLine Capital Group, HQ Global Holdings, Inc. and the Series A Preferred Stock investors named therein

10.3     Employment Agreement for William S. McCalmont effective October 1, 2000

27       Financial Data Schedules

----------

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 15, 2000 and incorporated herein by reference.

     (b) Reports on Form 8-K

HQ Global Holdings, Inc. filed a report on Form 8-K/A on August 15, 2000, containing Item 7 information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HQ Global Holdings, Inc.

      November 14, 2000                   /s/ Gary Kusin
------------------------------            --------------------------------------
             Date                         Gary Kusin
                                          Chief Executive Officer

      November 14, 2000                   /s/ William S. McCalmont
------------------------------            --------------------------------------
             Date                         William S. McCalmont
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

      November 14, 2000                   /s/ John D. Bailey
------------------------------            --------------------------------------
             Date                         John D. Bailey
                                          Vice President, Accounting
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   3.1*                  Certificate of Incorporation

   3.2                   Amended and Restated Bylaws

   4.1                   Amended and Restated Certificate of Designations

   4.2                   Stockholders Agreement by and among Frontline Capital
                         Group, HQ Global Holdings, Inc. and certain holders of
                         Series A Preferred Stock of HQ Global Holdings, Inc.
                         named therein, dated as of August 11, 2000.

   10.1 Note Purchase Agreement, dated as of August 11, 2000 among HQ Global Workplaces, Inc., HQ Global Holdings,
                         Inc., Chase Equity Associates, L.P., CT Mezzanine
                         Partners I LLC, Ares Leveraged Investment Fund, L.P.,
                         Ares Leveraged Investment Fund II, L.P., Highbridge
                         International LLC, Blackstone Mezzanine Partners L.P., and Blackstone Mezzanine Holdings L.P.

   10.2 Form of Purchase Agreement dated as of August 11, 2000 by and among FrontLine Capital Group, HQ Global
                         Holdings, and the Series A Preferred Stock investors named therein.

   10.3                  Employment Agreement for William S. McCalmont, dated
                         October 1, 2000

   27                    Financial Data Schedules

----------

    * Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q report filed with the SEC on August 15, 2000 and incorporated herein by reference.